Form 10-Q
period 2020-06-30
Checkmate Pharmaceuticals, Inc.
filed 2020-09-18
CIK 1651431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39425

Checkmate Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4813934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Main Street, 2nd Floor

Cambridge, MA 02142

(617) 682-3625

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (617) 682-3625

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CMPI	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of September 18, 2020, the registrant had 21,546,591 shares of common stock, $0.001 par value per share outstanding.

CHECKMATE PHARMACEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

-i-

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “predicts,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements.

Such forward-looking statements reflect, among other things, statements about:

•	our current expectations and anticipated results of operations;

•

the timing and the success of preclinical studies and clinical trials of CMP-001 and future product candidates, including our currently anticipated Phase 2 trials for anti-PD-1 refractory melanoma and randomized Phase 2 trial for front-line melanoma;

•	the initiation and completion of any clinical trials of CMP-001 and future product candidates;

•	the impact of the COVID-19 pandemic on our business;

•	our need to raise additional funding before we can expect to generate any revenues from product sales;

•	our ability to conduct successful clinical trials or obtain regulatory approval for CMP-001 or any future product candidates that we may identify or develop;

•	our ability to ensure adequate supply of CMP-001 and any future candidates;

•	our ability to maintain third-party relationships necessary to conduct our business;

•	our heavy dependence upon the success of our research to generate and advance additional product candidates;

•	our ability to establish an adequate safety or efficacy profile for CMP-001 or any future product candidates that we may pursue;

•	the implementation of our strategic plans for our business, CMP-001 and any other product candidates we may develop and our technology;

•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	the rate and degree of market acceptance and clinical utility for CMP-001 and any other product candidates we may develop;

•	our estimates about the size of our market opportunity;

•	our ability to maintain and establish collaborations, including our clinical trial collaboration with Merck KGaA/Pfizer;

•	the potential benefits of the continued existence of research, development, testing and manufacturing services by FujiFilm;

•	our financial performance and liquidity;

•	our ability to effectively manage our anticipated growth;

•	developments relating to our competitors and our industry, including the impact of government regulation;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	our ability to maintain adequate internal controls over financial reporting;

•	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act;

•	our use of proceeds from the initial public offering, and

•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

We may from time to time provide estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. These estimates involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$80,289	$4,185
Restricted cash	20	20
Prepaid expenses and other current assets	3,147	921

Total current assets	83,456	5,126

Total assets	$83,456	$5,126

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$3,249	$2,234
Accrued expenses	3,736	3,100
Series B preferred stock tranche right liability	—	300

Total current liabilities	6,985	5,634

Total liabilities	6,985	5,634
Commitments and Contingencies (Note 10)
Series A redeemable convertible preferred stock, $0.0001 par value, 25,000,000 shares authorized, issued and outstanding as of June 30, 2020 and December 31, 2019; (liquidation preference of $33,479 as of June 30, 2020)	33,479	32,482
Series B redeemable convertible preferred stock, $0.0001 par value, 29,972,284 shares authorized as of June 30, 2020 and December 31, 2019; 29,972,284 and 26,283,386 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; (liquidation preference of $75,014 as of June 30, 2020)	75,314	64,446
Series C redeemable convertible preferred stock, $0.0001 par value, 62,489,557 shares authorized as of June 30, 2020; 53,123,923 issued and outstanding as of June 30, 2020; (liquidation preference of $85,475 as of June 30, 2020)	85,475	—
Stockholders’ Deficit:
Common stock, $0.0001 par value; 146,000,000 and 76,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 1,488,489 shares issued and outstanding as of June 30, 2020 and December 31, 2019;	1	1
Additional paid-in capital	—	—
Accumulated deficit	(117,798)	(97,437)

Total stockholders’ deficit	(117,797)	(97,436)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$83,456	$5,126

The accompanying notes are an integral part of these condensed financial statements.

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$6,476	$5,849	$12,789	$12,049
General and administrative	1,795	1,107	3,305	2,157

Total operating expenses	8,271	6,956	16,094	14,206

Loss from operations	(8,271)	(6,956)	(16,094)	(14,206)

Other income (expense), net:
Interest income	6	59	28	116
Change in fair value of convertible loan notes	(83)	—	(83)	—

Total other income (expense), net	(77)	59	(55)	116

Net loss and comprehensive loss	$(8,348)	$(6,897)	$(16,149)	$(14,090)

Reconciliation of net loss attributable to common stockholders:
Net loss	$(8,348)	$(6,897)	$(16,149)	$(14,090)
Accretion of issuance costs on redeemable convertible preferred stock	(429)	(33)	(456)	(51)
Accrued dividends on redeemable convertible preferred stock	(2,187)	(1,476)	(3,957)	(2,728)

Net loss attributable to common stockholders	$(10,964)	$(8,406)	$(20,562)	$(16,869)

Weighted-average common shares outstanding—basic and diluted	1,488,489	1,429,484	1,488,489	1,413,935

Net loss per share attributable to common stockholders—basic and diluted	$(7.37)	$(5.88)	$(13.81)	$(11.93)

The accompanying notes are an integral part of these condensed financial statements.

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2020	25,000,000	$32,980	29,972,284	$74,018	—	$—	1,488,489	$1	$—	$(106,934)	$(106,933)
Issuance of series C redeemable convertible preferred stock at $1.6016 per share, net of issuance costs of $429	—	—	—	—	46,828,167	74,571	—	—	—	—	—
Conversion of convertible loan notes into series C redeemable convertible preferred stock	—	—	—	—	6,295,756	10,083	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	—	—	429	—	—	—	(429)	(429)
Stock-based compensation expense	—	—	—	—	—	—	—	—	100	—	100
Accrued dividends on redeemable convertible preferred stock	—	499	—	1,296	—	392	—	—	(100)	(2,087)	(2,187)
Net loss	—	—	—	—	—	—	—	—	—	(8,348)	(8,348)

Balances at June 30, 2020	25,000,000	$33,479	29,972,284	$75,314	53,123,923	$85,475	1,488,489	$1	$—	$(117,798)	$(117,797)

Balances at March 31, 2019	25,000,000	$30,975	22,594,491	$53,250	—	$—	1,400,099	$1	$—	$(71,186)	$(71,185)
Series B redeemable convertible preferred stock issuance costs	—	—	—	(33)	—	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	33	—	—	—	—	—	(33)	(33)
Exercise of stock options	—	—	—	—	—	—	77,876	—	74	—	74
Vesting of restricted stock awards	—	—	—	—	—	—	5,138	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	78	—	78
Accrued dividends on redeemable convertible preferred stock	—	499	—	977	—	—	—	—	(152)	(1,324)	(1,476)
Net loss	—	—	—	—	—	—	—	—	—	(6,897)	(6,897)

Balances at June 30, 2019	25,000,000	$31,474	22,594,491	$54,227	—	$—	1,483,113	$1	$—	$(79,440)	$(79,439)

The accompanying notes are an integral part of these financial statements.

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	25,000,000	$32,482	26,283,386	$64,446	—	$—	1,488,489	$1	$—	$(97,437)	$(97,436)
Issuance of series B redeemable convertible preferred stock at $2.1687 per share, net of issuance costs of $27	—	—	3,688,898	7,973	—	—	—	—	—	—	—
Exercise of series B preferred stock tranche right	—	—	—	300	—	—	—	—	—	—	—
Issuance of series C redeemable convertible preferred stock at $1.6016 per share, net of issuance costs of $429	—	—	—	—	46,828,167	74,571	—	—	—	—	—
Conversion of convertible loan notes into series C convertible preferred stock	—	—	—	—	6,295,756	10,083	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	27	—	429	—	—	—	(456)	(456)
Stock-based compensation expense	—	—	—	—	—	—	—	—	201	—	201
Accrued dividends on redeemable convertible preferred stock	—	997	—	2,568	—	392	—	—	(201)	(3,756)	(3,957)
Net loss	—	—	—	—	—	—	—	—	—	(16,149)	(16,149)

Balances at June 30, 2020	25,000,000	$33,479	29,972,284	$75,314	53,123,923	$85,475	1,488,489	$1	$—	$(117,798)	$(117,797)

Balances at December 31, 2018	25,000,000	$30,482	17,522,259	$41,491	—	$—	1,394,961	$1	$—	$(62,802)	$(62,801)
Issuance of series B redeemable convertible preferred stock at $2.1687 per share and series B initial tranche right, net of issuance costs of $51	—	—	5,072,232	10,949	—	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	51	—	—	—	—	—	(51)	(51)
Exercise of stock options	—	—	—	—	—	—	77,876	—	74	—	74
Vesting of restricted stock awards	—	—	—	—	—	—	10,276	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	157	—	157
Accrued dividends on redeemable convertible preferred stock	—	992	—	1,736	—	—	—	—	(231)	(2,497)	(2,728)
Net loss	—	—	—	—	—	—	—	—	—	(14,090)	(14,090)

Balances at June 30, 2019	25,000,000	$31,474	22,594,491	$54,227	—	$—	1,483,113	$1	$—	$(79,440)	$(79,439)

The accompanying notes are an integral part of these condensed financial statements.

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(16,149)	$(14,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	201	157
Change in fair value of notes payable	83	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(610)	(207)
Accounts payable	(31)	(192)
Accrued expenses	464	(373)

Net cash used in operating activities	(16,042)	(14,705)

Cash flows from financing activities
Cash received from stock option exercise	—	74
Cash paid for initial public offering costs	(398)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	82,544	10,949
Proceeds from issuance of convertible loan notes	10,000	—

Net cash provided by financing activities	92,146	11,023

Net increase (decrease) in cash, cash equivalents and restricted cash	76,104	(3,682)
Cash, cash equivalents and restricted cash at beginning of period	4,205	12,079

Cash, cash equivalents and restricted cash at end of period	$80,309	$8,397

Supplemental disclosure of non-cash financing activities:
Accretion of issuance costs to redeemable convertible preferred stock	$456	$51
Exercise of series B preferred stock tranche right	$300	$—
Accrued dividends on redeemable convertible preferred stock	$3,957	$2,728
Conversion of convertible loan notes into series C preferred stock	$10,083	$—
Deferred offering costs included in prepaid expenses and other current assets and accounts payable or accrued expenses	$1,217	$—

The accompanying notes are an integral part of these condensed financial statements.

CHECKMATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Checkmate Pharmaceuticals, Inc., or Checkmate or the Company, headquartered in Cambridge, Massachusetts, is a clinical stage biotechnology company incorporated under the laws of the State of Delaware in July 2015 that is focused on developing and commercializing its proprietary technology to harness the power of the immune system to combat cancer. Since its inception, the Company has devoted substantially all of its efforts to the research and development activities, including recruiting management and technical staff, raising capital, producing materials for non-clinical and clinical studies and building infrastructure to support such activities, and has not yet generated any revenue. Expenses have primarily been for research and development and related administrative costs. The Company has financed its operations through the issuance of common and redeemable convertible preferred stock.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and include the accounts of the Company. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2019, included in the Company’s registration statement on Form S-1 relating to its initial public offering, or IPO, (File No. 333-239932) dated and filed on July 17, 2020 with the U.S. Securities and Exchange Commission, or the SEC, as amended, or the Registration Statement, which became effective on August 6, 2020. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies other than those disclosed in Note 2 below.

Initial Public Offering

On August 11, 2020, the Company closed the IPO, at which time the Company issued and sold 5,000,000 shares of its common stock, at a price to the public of $15.00 per share. The Company received approximately $67.0 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the IPO, on August 11, 2020 all convertible preferred stock converted into shares of common stock. The unaudited condensed financial statements, including share and per share amounts, do not give effect to the IPO or the related conversion of securities into shares of common stock. On September 3, 2020 the underwriters of the IPO exercised a portion of their overallotment option by purchasing an additional 109,861 shares from the Company at the IPO price, resulting in an additional $1.5 million in net proceeds after deducting the underwriting discounts and commissions.

On July 31, 2020, the Company effected a one-for-7.4771 reverse stock split of its common stock. Upon the effectiveness of the reverse stock split, (i) all shares of outstanding common stock were adjusted; (ii) the number of shares of common stock for which each outstanding option to purchase common stock is exercisable were adjusted; and (iii) the exercise price of each outstanding option to purchase common stock was adjusted. All of the outstanding common stock share numbers (including shares of common stock subject to the Company’s options and as converted for the outstanding convertible preferred stock shares), share prices, exercise prices and per share amounts contained in the interim unaudited condensed financial statements have been retroactively adjusted in the interim condensed financial statements to reflect this reverse stock split for all periods presented. The par value per share and the authorized number of shares of common stock were not adjusted as a result of the reverse stock split. The reverse stock split resulted in an adjustment to the redeemable convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, the outcome of clinical trials, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the COVID-19 global pandemic, including potential delays associated with its ongoing and anticipated trials and the Company’s ability to raise additional capital to finance its operations. There can be no assurance that the Company will be able to successfully complete the development of, or receive regulatory approval for, any products developed, and if approved, that any products will be commercially viable. Any products resulting from the Company’s current research and development efforts will require significant additional research and development, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance reporting capabilities. The Company has not generated any revenues from the sale of any products to date. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

As of May 13, 2020, the issuance date of the Company’s audited financial statements for the year ended December 31, 2019, the Company concluded that there was substantial doubt about its ability to continue as a going concern for one year after the date that those financial statements were issued. Subsequent to the issuance of those financial statements, the Company received net proceeds of $68.5 million from the IPO and $75 million from the issuance of Series C redeemable convertible preferred stock in June 2020. Accordingly, as of the issuance date of these unaudited condensed financial statements, the Company expects its cash and cash equivalents of $80.3 million as of June 30, 2020, together with the net proceeds from the IPO will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months beyond the date of issuance of these unaudited condensed financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing agreements. If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Unaudited interim financial information

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes as of and for the year ended December 31, 2019, included in the Company’s Registration Statement. The Company’s financial information as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2019 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 3, Summary of Significant Accounting Policies, to the financial statements for the year ended December 31, 2019 in the Registration Statement. There have been no material changes to the significant accounting policies during the six-month period ended June 30, 2020 except as described below.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in the condensed statements of stockholders’ equity as a reduction of additional paid-in capital.

Fair Value Option

As permitted under ASC 825, Financial Instruments, or ASC 825, the Company has elected the fair value option to account for its convertible loan notes. In accordance with ASC 825, the Company records these convertible loan notes at fair value with changes in fair value recorded as a component of other income (expense), net in the condensed statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible loan notes were expensed as incurred and were not deferred. The Company concluded that it was appropriate to apply the fair value option to the convertible loan notes because there are no non-contingent beneficial conversion options related to the convertible loan notes.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 includes several provisions to simplify the accounting for income taxes and removes certain exceptions for recognizing deferred taxes for investments, performing intra period allocation and calculating income taxes in interim periods. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. The Company early adopted ASU 2019-12 prospectively effective January 1, 2020 and the adoption did not have any impact on the Company’s unaudited condensed financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This update clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. The guidance is required to be applied retrospectively to the date of initial application of Topic 606 and entities should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The Company early adopted ASU 2018-18 effective January 1, 2020 and the adoption did not have any impact on the Company’s unaudited condensed financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies, and in certain cases eliminates, the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU No. 2018-13 are effective for the Company on January 1, 2020. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company adopted ASU 2018-13 effective January 1, 2020 and the adoption did not have any impact on the Company’s unaudited condensed financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, or ASU 2017-11. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2019. The Company adopted ASU 2017-11 during the three months ended March 31, 2020 and the adoption of ASU 2017-11 did not have any impact on the Company’s unaudited condensed financial statements and related disclosures.

3 – FAIR VALUE MEASUREMENT

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$80,045	$—	$—	$80,045

Total assets	$80,045	$—	$—	$80,045

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$4,003	$—	$—	$4,003

Total assets	$4,003	$—	$—	$4,003

Liabilities:
Series B preferred stock tranche right liability	$—	$—	$300	$300

Total liabilities	$—	$—	$300	$300

VALUATION OF SERIES B PREFERRED STOCK TRANCHE RIGHT LIABILITY

The series B preferred stock tranche right liability at December 31, 2019 is composed of the fair value of rights to purchase series B redeemable convertible preferred stock, or Series B. The fair value of the series B preferred stock tranche right liability was determined based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The fair value of the preferred stock tranche right liability was determined using a binomial model, which considered as inputs the value of the Series B, the expected return of the underlying Series B during the period between the valuation date and the expected event date, the probability and timing of achieving the specified milestones as of each valuation date and a discount rate. The most significant assumption in the binomial model impacting the fair value of the series B preferred stock tranche right liability is the fair value of the Company’s Series B as of each measurement date. The Company determines the fair value per share of the underlying Series B by taking into consideration the most recent sales of its Series B, results obtained from third-party valuations and additional factors the Company deems relevant. At December 31, 2019, the fair value of each share of Series B was $2.20 per share. The series B preferred stock tranche right was exercised on January 14, 2020. The change in fair value of the series B preferred stock tranche right liability from December 31, 2019 to January 14, 2020 was not material.

The following table provides a roll-forward of the aggregate fair value of the Company’s series B preferred stock tranche right liability, for which fair value is determined using Level 3 inputs:

Series B Preferred Stock Tranche Right Liability
(in thousands)
Balance as of December 31, 2019	$300
Exercise of series B preferred stock tranche right	(300)

Balance as of June 30, 2020	$—

VALUATION OF CONVERTIBLE LOAN NOTES

The Company elected the fair value option to account for its convertible loan notes issued during April 2020. The fair value of the convertible loan notes was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The fair value of the initial closing of the Company’s convertible loan notes in April 2020 was determined to be equal to the proceeds of $10.0 million on issuance. The fair value of the convertible loan notes at the time of conversion into the Series C preferred stock in June 2020 was determined to be equal to $1.6016 per share, the value of the Company’s Series C preferred stock into which the convertible loan notes were converted. The change in fair value of the convertible notes prior to close of the Series C preferred stock financing of $0.1 million primarily related to the accrued interest earned on the convertible loan notes prior to such financing.

The following table presents a roll-forward of the aggregate fair values of the Company’s convertible loan notes (Note 5) for which fair value is determined by Level 3 inputs:

Convertible Loan Notes
(in thousands)
Balance as of December 31, 2019
Initial fair value	$10,000
Change in fair value plus accrued interest	83
Settlement of convertible loan notes	(10,083)

Balance as of June 30, 2020	$—

4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Payroll and employee related expenses	$837	$1,051
External research and development	2,572	1,969
Other accrued expenses	327	80

Total accrued expenses	$3,736	$3,100

5 – CONVERTIBLE LOAN NOTES

On April 21, 2020, the Company entered into a note purchase agreement pursuant to which the Company issued unsecured convertible loan notes to investors for a total of $10.0 million in principal. The Company will pay simple interest on the outstanding principal amount to the extent not converted at the rate of 8% per annum. No repayment of principal or interest was due until maturity, which occurs 12 months after issuance of the convertible loan notes. Under the agreement, the convertible loan notes outstanding principal and unpaid accrued interest automatically convert upon a Qualified Financing. If the Qualified Financing is consummated within (i) three months after the date of the agreement, the conversion price shall be equal to 90% of the per share price paid by the investors; (ii) if consummated more than three months after the date of the agreement, but within six months, the conversion price shall be equal to 80% of the per share price paid by the investors; and (iii) is consummated more than six months after the date of the agreement, the conversion price shall be equal to 70% of the price per share paid by the investors.

On June 2, 2020, upon the series C preferred stock financing (Note 6), the outstanding principal and unpaid accrued interest of the convertible notes of $10.1 million converted into 6,295,756 shares of series C preferred stock. Upon execution of the series C preferred stock, the noteholder investors waived their right to the 90% conversion price and converted the notes at 100% of the per share price paid by the investors in the Qualified Financing.

The Company elected the fair value option to account for the convertible loan notes. The Company recorded the convertible loan notes at fair value and subsequently remeasured them to fair value upon settlement of the convertible loan notes. Changes in fair value were recognized as a component of other income (expense), net in the condensed statements of operations and comprehensive loss. The Company recognized a loss in the condensed statements of operations and comprehensive loss of $0.1 million as change in fair value of the convertible notes during the three and six months ended June 30, 2020.

6 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of each balance sheet date, the Preferred Stock consisted of the following:

	June 30, 2020
	Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
	(dollars in thousands)
Series A	25,000,000	$33,479	$33,479	3,343,542
Series B	29,972,284	75,314	75,014	4,499,824
Series C	53,123,923	85,475	85,475	7,104,883

	108,096,207	$194,268	$193,968	14,948,249

	December 31, 2019
	Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
	(dollars in thousands)
Series A	25,000,000	$32,482	$32,482	3,343,542
Series B	26,283,386	64,446	64,446	3,946,001

	51,283,386	$96,928	$96,928	7,289,543

Preferred stock is classified outside of stockholders’ deficit because the shares contain redemption features that are not solely within the control of the Company.

Series C Preferred Stock Financing

In June 2020, the Company entered into the Series C Preferred Stock Purchase Agreement, or the Series C Agreement, pursuant to which the Company was authorized to issue 62,489,557 shares of Series C convertible preferred stock (Series C), at a price of $1.6016 per share. As part of the closing, the Company issued 46,828,167 shares of Series C at $1.6016 per share for consideration of $75.0 million and an additional 6,295,756 shares of Series C in satisfaction of the conversion of $10.0 million convertible loan notes and $0.1 million of accrued interest. The aggregate purchase price of the Series C was $85.1 million and the Company incurred issuance costs of $0.4 million, which was recorded as a reduction to the Series C carrying value.

Series B Preferred Stock Financing

In January 2020, the Company issued 3,688,898 of Series B at a price of $2.16867 per share, resulting in net proceeds received of $8.0 million. The rights and preferences of the Series B issued in January 2020 are identical to Series B issued in prior periods. As a result of the issuance, the fair value of the associated outstanding series B tranche right liability of $0.3 million was reclassified to Series B. In connection with the Series C financing, the conversion price of the Series B was decreased from $16.21536 to $14.4451 such that the rate at which shares of Series B may be converted into shares of common stock was adjusted from 1:1 to 0.15013:1.

Dividends

Preferred stock accrues dividends on a cumulative basis at $0.08 per share per annum for Series A, $0.17349 per share per annum for Series B and $0.128128 per share per annum for Series C, to be calculated daily and is payable when and if declared by the Company’s board of directors. No dividends may be paid to common stockholders until all dividends to preferred stockholders are paid in full, except stock dividends paid to common stockholders. Cumulative dividends were as follows:

	June 30,	December 31,
	2020	2019
	(in thousands)
Series A	$8,479	$7,482
Series B	$10,014	$7,446
Series C	$392	$—

Through June 30, 2020, no dividends have been declared or paid by the Company.

7 – COMMON STOCK

The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers and preferences of the preferred stock. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Common stockholders are entitled to receive dividends declared out of funds legally available, subject to the payment in full of all preferential dividends to which the holders of preferred stock are entitled. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment or provision for payment of all debts and liabilities of the Company and all preferential amounts to which the holders of preferred stock are entitled, if any, the common stockholders and preferred stockholders (on an as-converted basis) are entitled to share ratably in the remaining assets of the Company available for distribution.

The Company’s common stock available for future issuance as of June 30, 2020 is summarized as follows:

Common stock authorized	146,000,000
Common stock authorized, issued and outstanding	1,488,489
Common stock authorized and reserved for future issuance:
Common stock reserved for the conversion of Series A	3,343,542
Common stock reserved for the conversion of Series B	4,499,824
Common stock reserved for the conversion of Series C	7,104,883
Common stock reserved for future exercises of stock option awards	1,073,044
Common stock reserved for future share-based awards	729,575

Total common stock authorized and reserved for future issuance	18,239,357

Unreserved common stock available for future issuance	127,760,643

8 – STOCK-BASED COMPENSATION

Stock Options

In August 2015, the Company’s board of directors approved the Checkmate Pharmaceuticals, Inc. 2015 Stock Option and Grant Plan, or 2015 Plan, to encourage and enable the officers, employees, directors, consultants and other key persons to acquire a proprietary interest in the Company. The 2015 Plan provided for the granting of incentive stock options, non-statutory stock options and restricted stock awards as determined by the board of directors. Such awards generally vest over a four-year period. The maximum number of shares of common stock reserved for issuance under the 2015 Plan was 2,025,764 shares. As of June 30, 2020, a total of 729,575 shares of common stock were available for future grant.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three and Six Months Ended June 30,
	2020	2019
Risk-free interest rate	N/A	1.30%
Expected term (in years)	N/A	5.75
Expected volatility	N/A	70.0%
Dividend yield	N/A	—

There were no stock options granted during the three and six months ended June 30, 2020. The per share weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2019 was $1.61. As of June 30, 2020, total unrecognized compensation expense related to stock options totaled $0.95 million, which is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the activity under the Company’s stock option plan during the six months ended June 30, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,073,044	$2.45	8.7	$906
Granted	—	$—
Forfeited	—	$—
Exercised	—	$—

Outstanding at June 30, 2020	1,073,044	$2.45	8.2	$906

Vested and expected to vest at June 30, 2020	1,073,044	$2.45	8.2	$906
Exercisable at June 30, 2020	426,980	$2.23	7.6	$468

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. There were no options exercised during the six months ended June 30, 2020.

Restricted Stock

The Company did not grant restricted stock during the six months ended June 30, 2020. All previously granted restricted stock was fully vested as of December 31, 2019.

Stock-based Compensation Expense

Total stock-based compensation expense was classified in the accompanying condensed statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$39	$25	$78	$49
General and administrative	61	53	123	108

Total stock-based compensation expense	$100	$78	$201	$157

9 – INCOME TAXES

The Company incurred federal and state net operating losses and recorded a full valuation allowance against net deferred assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into United States law on March 27, 2020 modifies certain provisions of the Tax Cuts and Jobs Act, or TCJA with respect to net operating losses. Under the CARES Act, the limitation on the deduction of net operating losses to 80% of annual taxable income is removed for taxable years beginning before January 1, 2021. The CARES Act did not have a material impact on the unaudited condensed financial statements.

10 – NET LOSS PER SHARE

Net Loss Per Share Attributable To Common Stockholders

Because the Company reports a net loss attributable to common stockholders, basic and diluted net loss per share attributable to common stockholders are the same for both years presented. All preferred stock, unvested restricted stock, and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact. Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Numerator
Net loss	$(8,348)	$(6,897)	$(16,149)	$(14,090)
Accretion of issuance costs on redeemable convertible preferred stock	(429)	(33)	(456)	(51)
Accrued dividends on redeemable convertible preferred stock	(2,187)	(1,476)	(3,957)	(2,728)

Net Loss attributable to common stockholders	$(10,964)	$(8,406)	$(20,562)	$(16,869)

Denominator:
Weighted-average common shares outstanding—basic and diluted	1,488,489	1,429,484	1,488,489	1,413,935

Net loss per share attributable to common stockholders—basic and diluted	$(7.37)	$(5.88)	$(13.81)	$(11.93)

The following common stock equivalents outstanding at June 30, 2020 and 2019 have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	June 30,
	2020	2019
Options to purchase common stock	1,073,044	812,539
Unvested restricted common stock	—	5,376
Redeemable convertible preferred stock	14,948,249	6,365,368

11 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has a month-to-month lease agreement for its corporate space in Cambridge, Massachusetts. Rent expense is recognized as incurred. Rent expense for the three months ended June 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively. Rent expense for the six months ended June 30, 2020 and 2019 was $0.3 million and $0.2 million, respectively.

Clinical Trial Collaboration and Supply Agreement

On August 22, 2018, the Company entered into the Clinical Trial Collaboration and Supply Agreement, or CTCSA Agreement, with an affiliate of Merck KgaA, or Merck, and Pfizer Inc., or Pfizer, (Merck and Pfizer together are referred to herein as the “Alliance”). Pursuant to the CTCSA, the Company, and the Alliance will each provide compound drug product that will be dosed concurrently or in combination in a clinical trial sponsored by Pfizer. This agreement was amended on March 4, 2019. In addition to providing a compound drug product to be used in the clinical trial, the Company will reimburse Pfizer for each patient dosed in the study using the Company’s compound at a specified rate outlined in the CTCSA Agreement. In no event will the amount of costs due by the Company to Pfizer exceed $4.0 million over the term of the CTCSA Agreement.

The costs of services performed and material used in connection with the research and development activities of the CTCSA Agreement, including reimbursements due to Pfizer, are included in research and development costs and expensed as incurred. The Company incurred $0.5 million and $0.1 million of expense during the three and six months ended June 30, 2020, respectively, and no expense relating to the Pfizer reimbursement during the three and six months ended June 30, 2019.

License Agreement

In June 2015, the Company entered into an exclusive license agreement with Cytos Biotechnology LTD (now Kuros Biosciences AG or Kuros) as amended in August 2017 and as further amended in January 2018 (the Kuros License Agreement). Pursuant to the Kuros License Agreement, in return for payments made, the Company was granted an exclusive, royalty-bearing, sublicensable, worldwide license, under all of Kuros’s intellectual property rights, including any intellectual property rights arising during the term of the agreement, to commercially develop, manufacture, use, distribute, and sell certain therapeutic products, including CMP-001, (the Licensed Products) for the diagnosis, treatment and prevention of all indications in humans and animals. Under the terms of the Kuros License Agreement, the Company is required to use commercially reasonable efforts to develop at least one Licensed Product. Under the Kuros License Agreement, the Company agreed to make milestone payments to Kuros for each product that achieves certain development and regulatory milestones, including milestone payments of up to $56.0 million for the Company’s current oncology programs. Included in this total are potential milestones of $2.0 million at the initiation of a Phase 2 trial for CMP-001 and $4.0 million at the initiation of a Phase 3 trial for CMP-001. Development and regulatory milestones are expensed to operations when they are deemed probable of being achieved. The Company is also required to pay royalties on sales of future products, if any.

As of June 30, 2020, the Company has incurred and paid license fees and milestone payments totaling $2.3 million pursuant to the Kuros License Agreement. These payments are comprised of a license fee of $1.0 million which was recognized in research and development expense in 2015, a $1.0 million milestone payment in connection with the dosing of the first patient in the first Phase 1 clinical trial which was recognized in research and development expense in 2016 and a $0.3 million license amendment fee in connection with the signing of the second amendment to the license agreement which was recognized in research and development expense in 2018. As of June 30, 2020, no other milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

Other Contingencies

During the ordinary course of its operations, the Company may become a party to contractual disputes, litigation, and potential claims. The Company does not believe that the resolution of any of these matters, if any, will have a material adverse effect on its financial position or results of operations.

12 – SUBSEQUENT EVENTS

In August 2020, the Company’s board of directors and stockholders adopted and approved the Checkmate Pharmaceuticals, Inc. 2020 Stock Option and Incentive Plan, or the 2020 Plan. The 2020 Plan allows for the issuance of stock awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and cash based awards to its officers, employees, non-employee directors and consultants of the Company. The maximum number of stock awards to be issued under the 2020 Plan is 3,935,005, which is comprised of the initial limit of 3,205,430 shares plus 729,575 shares that were remaining available for issuance under the Company’s 2015 Plan. Annually, starting on each January 1, 2021, the number of shares of stock reserved and available for issuance under the 2020 Plan shall be cumulatively increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the 2020 Plan administrator. Upon the creation of the 2020 Plan, no new stock awards will be issued from the 2015 Plan. Any awards granted from the 2015 Plan that are forfeited, canceled or held back will be added back to shares issuable under the 2020 Plan.

In August 2020, the Company’s board of directors and stockholders adopted and approved the Checkmate Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan, or 2020 ESPP. The 2020 ESPP was created to provide eligible employees of the Company and other qualified participants to purchase the Company’s common stock at 85% of the fair market value of the common stock on the offering date or the exercise date, whichever is lower, for up to 15% of such employee’s compensation for each pay period. The Company reserved 267,119 shares of common stock for the 2020 ESPP. The 2020 ESPP provides for an annual increase in the number of shares of common stock to be reserved for future issuance under the 2020 ESPP.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our audited financial statements and related notes thereto for the year ended December 31, 2019 included in our final prospectus, or the Prospectus, filed with the Securities and Exchange Commission, or the SEC, on August 7, 2020 relating to our Registration Statements on Form S-1 (File No. 333-239932). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the “Risk Factors” section of this Quarterly Report and in other filings with the SEC. Please also see the section entitled “Note Regarding Forward-Looking Statements” contained in the Quarterly Report.

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing our proprietary technology to harness the power of the immune system to combat cancer. Our product candidate, CMP-001, is a differentiated Toll-like receptor 9, or TLR9, agonist delivered as a biologic virus-like particle, or VLP, utilizing a CpG-A oligonucleotide as a key component. When injected into a tumor, CMP-001 is designed to trigger the body’s innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor and also tumors throughout the body. In a clinical trial of CMP-001 in combination with a systemic checkpoint inhibitor, or CPI, in patients whose tumors were unresponsive or no longer responsive to a CPI, we have observed a best objective response rate, or ORR, of 28%, including post-progression responders. We have assembled a strong management team and infrastructure to evaluate CMP-001 across multiple tumor types in combination with other immunotherapy agents. Our founder, Art Krieg, first reported the discovery of immunostimulatory cytosine-phosphate-guanine, or CpG, DNA in 1995, which, combined with the discovery of TLR9, led to the recognition that synthetic CpG-A oligonucleotides have the potential to stimulate the TLR9 receptor for therapeutic purposes. Our goal is to establish CMP-001 as a foundational immuno-oncology therapy that engages the innate immune system to fight cancer and improve outcomes for patients with a broad range of solid tumors.

Since our inception, we have devoted substantially all of our efforts and financial resources to the research and development activities related to our technology and our CMP-001 program, and the administrative support for such activities including raising capital, business planning, undertaking pre-clinical studies and clinical trials and other support activities. We do not have any products approved for sale and have not generated any revenue from product sales or any other sources and do not expect to generate any revenue for the next several years. We have not yet successfully completed any registrational clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

Through June 30, 2020, we had received net proceeds of $174.0 million from sales of redeemable convertible preferred stock and convertible debt.

We have incurred recurring losses and had negative operating cash flows since inception and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of CMP-001 or any other products we acquire or develop. Our net losses were $20.8 million and $28.3 million for the years ended December 31, 2018 and 2019, respectively, and for the six months ended June 30, 2020, our net loss was $16.1 million. As of June 30, 2020, we had an accumulated deficit of $117.8 million. We expect to continue to incur significant expenses and to increase operating losses for at least the next several years.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•

prepare for and initiate additional clinical trials and preclinical studies of CMP-001, including, among others, our currently anticipated Phase 2 trial in anti-PD-1 refractory melanoma and randomized Phase 2 trial in front-line melanoma and our currently anticipated Phase 2 proof of concept study in head and neck squamous cell carcinoma;

•	conduct the necessary scale-up activities to support the potential commercialization of CMP-001, if any;

•	hire additional clinical and scientific personnel to support our ongoing preclinical activities and clinical trials of CMP-001 and any other product candidates we choose to develop;

•	develop any future product candidates;

•	seek marketing approval for CMP-001 and any other product candidates that successfully complete clinical development;

•	acquire or in-license additional product candidates;

•	maintain compliance with applicable regulatory requirements;

•	maintain, expand, protect and enforce our intellectual property portfolio;

•	develop and expand our sales, marketing and distribution capabilities for CMP-001 and any other product candidates for which we obtain marketing approval;

•

take temporary precautionary measures to help minimize the risk of the coronavirus to our employees and encounter delays or interruptions related to current development activities, our supply chain, or the third-parties on whom we rely due to the COVID-19 pandemic;

•	expand our infrastructure and facilities to accommodate the planned growth of our employee base; and

•

expand our operational, financial and management systems and increase administrative personnel, including to support our clinical development and commercialization efforts and our operations as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing and distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of CMP-001 or any of our future product candidates.

On August 11, 2020, we completed the initial public offering of our common stock, or the IPO. In the IPO, we issued and sold 5,000,000 shares of our common stock, at a price to the public of $15.00 per share. We received approximately $67.0 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the IPO, on August 11, 2020 all redeemable convertible preferred stock converted into shares of common stock. On September 3, 2020 the underwriters of the IPO exercised a portion of their overallotment option by purchasing an additional 109,861 shares from us at the IPO price, resulting in an additional $1.5 million in net proceeds after deducting the underwriting discounts and commissions. The unaudited condensed financial statements, including share and per share amounts, do not give effect to the IPO or exercise of the overallotment option or the related conversion of securities into shares of common stock.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.

COVID-19

In March 2020 the World Health Organization declared the global novel coronavirus disease 2019, or COVID-19, a pandemic. Although we have experienced some the impact of the COVID-19 pandemic on our business and operations, we cannot currently predict the scope and severity of any potential business shutdowns or disruptions or the resulting impact on future clinical trials. As of the date hereof, certain of our ongoing clinical trials are nearing completion and have not been materially affected by the COVID-19 pandemic, and the schedules for the near-term manufacture of CMP-001 at our contract manufacturing partners have also been largely unaffected to date. However, Pfizer, which in March 2020 paused enrollment of new patients in the ongoing JAVELIN Phase 2 study, resumed enrollment on a site-by-site basis in the second quarter of 2020. Moreover, we are in the planning stages for new clinical trials, and a number of activities are required in order to initiate patient enrollment into these trials.

While the COVID-19 pandemic did not significantly impact our results of operations during the first six months of 2020, the ultimate impact on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from any sources and do not expect to generate any revenue from the sale of products for the next several years. If our development efforts for CMP-001 or any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. However, we cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of CMP-001 or any future product candidates as we may never succeed in obtaining regulatory approval for any of our product candidates. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements, however there can be no assurance that we will be able to enter into any license or collaboration agreements.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities and the development of our technology and our CMP-001 program and include:

•

expenses incurred in connection with the preclinical and clinical development of our technology and CMP-001, including clinical trials under agreements with contract research organizations, or CROs, clinical investigators and consultants;

•	employee-related expenses, including salaries, benefits and travel and stock-based compensation expense, for employees engaged in research and development functions;

•

the cost of contract manufacturing organizations, or CMOs, that manufacture drug product for use in our preclinical studies and clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;

•	costs related to compliance with regulatory requirements;

•	payments made under third-party licensing agreements, such as our license agreement with Kuros Biosciences AG (formerly known as Cytos Biotechnology LTD), or Kuros;

•	facilities and other expenses, which include direct and allocated expenses for facilities, insurance and supplies; and

•	costs related to compliance with regulatory requirements.

We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. This process involves reviewing open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Any nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Upfront payments under license agreements are expensed upon receipt of the license, and any annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued. Once accrued, a corresponding expense is recognized in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

We do not track our research and development expenses by indication. Our direct external research and development expenses consist primarily of external costs, such as fees paid to CROs, CMOs, research/testing laboratories and outside consultants in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses also include fees incurred under licensing agreements. We do not allocate these costs to specific indications because they are deployed across the entire the CMP-001 development program and, as such, are not separately classified. We use internal resources primarily to manage our preclinical development, outsourced clinical trials, process development, manufacturing and clinical development activities. These employees work across the entire the CMP-001 development program and, therefore, we do not track their costs by indication.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance CMP-001 into later stages of clinical development toward potential regulatory approval, advance CMP-001 for additional indications, as well as conduct translational research efforts and other preclinical and clinical development, including submitting regulatory filings for any other product candidates we may acquire or develop. In addition to the expected increase in third-party costs, we expect our personnel costs, including costs associated with stock-based compensation, will also increase substantially in the future. In addition, as we advance CMP-001 into potentially registrational clinical trials and, subject to positive data and regulatory approvals, potentially commercialize CMP-001, we expect to incur additional expenses from milestone and royalty payments related to our license with Kuros.

We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization of CMP-001 or any other product candidates we may acquire or develop. This is due to numerous factors, some of which are beyond our control, that are associated with the successful development and commercialization of CMP-001 and any other product candidates we may acquire or develop, including the following:

•	the scope, progress, outcome and costs of our preclinical studies and clinical trials for CMP-001 or any other product candidates we may acquire or develop;

•	making arrangements with third-party manufacturers for both clinical and commercial supplies of CMP-001 or any other product candidates;

•	successful patient enrollment in, and the initiation and completion of clinical trials;

•	raising additional funds necessary to complete clinical development and the potential commercialization, of CMP-001 or any other product candidates;

•	receipt and related terms of marketing approvals from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	developing and implementing marketing and reimbursement strategies;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of CMP-001 or any other products, if approved, whether alone or in collaboration with others;

•	acceptance of CMP-001 or any other products, if approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining third-party coverage and adequate reimbursement;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;

•	protecting and enforcing our rights in our intellectual property portfolio;

•	significant and changing government regulations; and

•	maintaining an acceptable tolerability profile of the products following approval, if any.

A change in the outcome of any of these variables with respect to the development of CMP-001 or any future product candidates would significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits, travel and stock-based compensation expense for personnel in executive, business development, finance, human resources, legal and support functions. General and administrative expenses also include direct and allocated facility-related costs as well as insurance costs and professional fees for legal, patent, consulting, accounting and audit services, investor and public relations services and outsourced information technology services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the continued advancement of CMP-001 toward potential commercialization and the future development of any other product candidates that we may pursue. We also anticipate that we will experience a significant increase in accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if we believe a regulatory approval of CMP-001 or any other product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations to market and sell that product candidate.

Interest Income

Interest income consists of interest earned on our cash and cash equivalent balances. We expect that our interest income will fluctuate based on prevailing interest rates, our ability to raise additional funds as well as the amount of expenditures for our clinical development of CMP-001 and ongoing business operations.

Change in Fair Value of Convertible Loan Notes

The fair value of the convertible loan notes at the time of conversion into the Series C preferred stock in June 2020 was determined to be equal to the value of the Series C preferred stock into which the convertible loan notes were converted, which was determined to be $1.6016 per share. The change in fair value of the convertible notes prior to close of the Series C preferred stock financing of $0.1 million primarily related to the accrued interest earned on the convertible notes prior to such financing.

Income Taxes

There were no provisions for income taxes for the years ended December 31, 2018 and 2019 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into United States law. The TCJA includes a number of changes to then existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into United States law on March 27, 2020 modifies certain provisions of the TCJA with respect to net operating losses. Under the CARES Act, the limitation on the deduction of net operating losses to 80% of annual taxable income is removed for taxable years beginning before January 1, 2021. The tax rate change under the TCJA resulted in (i) a reduction in the gross amount of our deferred tax assets as of December 31, 2017, without an impact on the net amount of our deferred tax assets, which are recorded with a full valuation allowance, and (ii) no income tax expense or benefit being recognized as of the enactment date of the TCJA.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three months ended			Six months ended
	June 30,		Increase	June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
			(unaudited, in thousands)
Operating expenses:
Research and development	$6,476	$5,849	$627	$12,789	$12,049	$740
General and administrative	1,795	1,107	688	3,305	2,157	1,148

Total operating expenses	8,271	6,956	(1,315)	16,094	14,206	(1,888)
Loss from operations	(8,271)	(6,956)	1,315	(16,094)	(14,206)	1,888
Interest income	6	59	(53)	28	116	(88)
Change in fair value of convertible loan notes	(83)	—	83	(83)	—	83

Total other income (expense)	(77)	59	136	(55)	116	171

Net loss and comprehensive loss	$(8,348)	$(6,897)	$1,451	$(16,149)	$(14,090)	$2,059

Research and Development Expenses

Research and development expenses were $5.8 million for the three months ended June 30, 2019 compared to $6.5 million for the three months ended June 30, 2020. The increase in 2020 of approximately $0.6 million primarily related to increases in personnel and consulting costs of $0.6 million in connection with preparations for the initiation of planned additional clinical trials of CMP-001 and increases in contract manufacturing costs of $0.5 million due to the timing of manufacturing runs. These were partially offset by a decrease of $0.6 million in outsourced clinical research spending due to the timing of clinical trial and discovery activities in 2020 compared the same quarter of 2019.

Research and development expenses were $12.0 million for the six months ended June 30, 2019 compared to $12.8 million for the six months ended June 30, 2020. The increase of approximately $0.7 million was primarily due to increased personnel, consulting and facility costs of $1.4 million that were partially offset by decreases in outsourced clinical research spending of $0.5 million due to higher clinical trial and discovery activity in the 2019 period and contract manufacturing spending of $0.3 million due to the timing of manufacturing runs.

General and Administrative Expenses

General and administrative expenses were $1.1 million in the three months ended June 30, 2019 compared to $1.8 million for the three months ended June 30, 2020. The increase of $0.7 million is primarily related to increases in personnel and consulting expense of $0.5 million and professional fees of $0.2 million as the Company prepared to begin operating as a publicly traded company.

General and administrative expenses were $2.2 million for the six months ended June 30, 2019 compared to $3.3 million for the six months ended June 30, 2020. The increase of $1.1 million is primarily due to an increase in personnel and consulting costs of $1.0 million as the Company prepared to begin operating as a publicly traded company.

Interest Income

Interest income was $60,000 for the three months ended June 30, 2019 compared to $6,000 for the three months ended June 30, 2020. Interest income was $0.1 million for six months ended June 30, 2019 compared to $28,000 for the six months ended June 30, 2020. The year-over-year decreases reflects lower average cash balances and lower prevailing interest rates available on investments in the three and six month periods of 2020.

Change in Fair Value of Convertible Loan Notes

The fair value of the convertible loan notes at the time of conversion into the Series C preferred stock in June 2020 was determined to be equal to the value of the Series C preferred stock into which the convertible loan notes were converted, which was determined to be $1.6016 per share. The change in fair value of the convertible notes prior to close of the Series C preferred stock financing of $0.1 million primarily related to the accrued interest earned on the convertible notes prior to such financing.

Liquidity and Capital Resources

Overview

We have funded our operations to date primarily with proceeds from the sale of preferred stock and convertible debt. Since inception and through June 30, 2020, we have received net cash proceeds of $174.0 million from sales of our preferred stock. In April 2020, we received $10.0 million from the issuance of convertible loan notes and in June 2020 we received $74.6 million in additional net proceeds from the sale of Series C redeemable convertible preferred stock. The convertible loan notes were converted into shares of Series C redeemable convertible preferred stock in June 2020.

Since our inception, we have incurred recurring losses and generated negative operating cash flows. Our net loss was $20.8 million and $28.3 million for the years ended December 31, 2018 and 2019, respectively, and $16.1 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $117.8 million. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of June 30, 2020, we had cash and cash equivalents of $80.3 million.

As noted above, in August 2020 we completed an IPO in which we received net proceeds of approximately $67.0 million. In connection with the IPO all of our redeemable preferred stock converted to common stock. On September 3, 2020 the underwriters of the IPO exercised a portion of their overallotment option by purchasing an additional 109,861 shares from us at the IPO price, resulting in an additional $1.5 million in net proceeds.

We believe that the net proceeds from the IPO, together with our existing cash and cash equivalents as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the middle of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended
	June 30,		Increase
	2020	2019	(decrease)
	(unaudited, in thousands)
Net cash used in operating activities	$(16,042)	$(14,705)	$1,337
Net cash provided from financing activities	92,146	11,023	81,123

Net increase (decrease) in cash, cash equivalents and restricted cash	$76,104	$(3,682)	$79,786

During the six months ended June 30, 2019, net cash used in operating activities was $14.7 million, primarily resulting from our net loss of $14.1 million and cash used by changes in our operating assets and liabilities of $0.8 million, partially offset by non-cash charges of $0.2 million.

During the six months ended June 30, 2020, net cash used in operating activities was $16.0 million, primarily resulting from our net loss of $16.1 million and cash used in operating activities of $0.2 million, partially offset by non-cash charges of $0.3 million.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2019 of $11.0 million was primarily comprised of net proceeds from the issuance of Series B redeemable convertible preferred stock of $10.9 million.

Net cash provided by financing activities in the six months ended June 30, 2020 was $92.1 million and consisted of the net proceeds from the issuance of Series B and Series C redeemable convertible preferred stock of $82.5 million and the proceeds from the issuance of convertible loan notes of $10.0 million. These were partially offset by $0.4 million in expenditures related for issuance costs in anticipation of the Company’s IPO in August 2020.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for CMP-001 and any other product candidates that we may develop or acquire in the future. In addition, upon the closing of the IPO, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on:

•	the initiation, progress, timing, costs and results of current and future preclinical studies and clinical trials for CMP-001 and any other product candidates we may develop or acquire in the future;

•	the cost and timing of the manufacture of additional clinical trial materials and the completion of commercial-scale outsourced manufacturing activities;

•	the costs to seek regulatory approvals for any product candidates that successfully complete clinical trials;

•

the extent to which we experience delays or interruptions to preclinical studies and clinical trials, to our third-party service providers on whom we rely, or to our supply chain due to the COVID-19 pandemic;

•	the need to hire additional clinical, quality assurance, quality control and other scientific personnel

•	the number and characteristics of product candidates that we develop or may in-license;

•

the outcome, timing and cost of meeting and maintaining compliance with regulatory requirements established by the U.S. Food and Drug Administration, the European Medical Agency and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the terms of any collaboration agreements we may choose to enter into;

•	the cost associated with the expansion of our operational, financial and management systems and increased personnel, including personnel to support our operations as a public company; and

•

the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products, if approved, on our own.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

We do not have any material principal contractual obligations and commitments as of June 30, 2020.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. The amount and timing of such payments are not known.

We have also entered into license and collaboration agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales. As part of our license agreement with Kuros, we are required to make payments to Kuros for each product that achieves certain development and regulatory milestones. We are obligated to make up to $56.0 million in milestone payments to Kuros related to CMP-001. Included in this total are potential milestones of $2.0 million at the initiation of a Phase 2 trial for CMP-001 and $4.0 million at the initiation of a Phase 3 trial for CMP-001. We are also required to pay royalties on sales of future products, if any. As of June 30, 2020, we have incurred and paid license fees and milestone payments totaling $2.3 million pursuant to our license agreement with Kuros. These payments are comprised of a license fee of $1.0 million which was recognized in research and development expense in 2015, a $1.0 million milestone payment in connection with the dosing of the first patient in our first Phase 1 clinical trial, which was recognized in research and development expense in 2016, and a $0.3 million license amendment fee in connection with the signing of the second amendment to the license agreement, which was recognized in research and development expense in 2018.

We do not currently have any long-term leases. We rent our office space based on a month-to-month license agreement with the landlord.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed financial statements are prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Registration Statement, which was filed with the SEC on August 7, 2020. There have been no changes to the critical accounting policies during the six-month period ended June 30, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Emerging growth company and smaller reporting company status

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to not “opt out” of this provision and, as a result, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2012, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We would cease to be an emerging growth company upon the earliest of: (1) the last day of the fiscal year ending after the fifth anniversary of our initial public offering; (2) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (3) the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the prior June 30th; or (4) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities held by non-affiliates.

We are also a “smaller reporting company” and we may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that (i) the market value of our stock held by non-affiliates is more than $250 million or (ii) our annual revenue was more than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates. Our cash and cash equivalents were held in savings accounts at banking institutions and a money market fund that invests in U.S. Government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2020, we had no debt outstanding and therefore were not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the British Pound. We recognized foreign currency losses of approximately $0.1 million in each of the six month periods ended June 30, 2019 and 2020 These foreign currency transaction losses were recorded as a component of general and administrative expense in our condensed statements of operations. At June 30, 2020, an immediate 5% change in the British Pound exchange rate would not have a material effect on our results of operations.

As we continue to grow our business, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates, which could adversely impact our results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

Item 4. Controls and Procedures.

Internal control over financial reporting

In the preparation of our financial statements in connection with our 2019 annual audit, we determined that a material weakness in our internal control over financial reporting existed during our fiscal year 2019. This weakness remains unremediated as of June 30, 2020. See “Risk Factors—We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.”

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Business Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Business Officer concluded that due to the material weakness, described below, our disclosure controls and procedures were not effective as of June 30, 2020.

The material weakness in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) related to the maintenance of an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked sufficient personnel to maintain effective segregation of duties in the processing and recording of financial transactions.

This control deficiency did not result in any financial loss or any material impact to the financial statements for the periods covered by this Quarterly Report on Form 10-Q or for any prior periods.

To remediate the material weakness described above, we plan to restructure our finance organization and add additional personnel to allow us to maintain effective segregation of duties in the processing and recording of financial transactions. We expect that remediation will be completed by December 31, 2020 following sufficient operational time for the applicable remediated controls and subsequent testing.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Systems of disclosure controls and internal controls over financial reporting and their associated policies and procedures, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the system of control are achieved. Further, the design of a control system must be balanced against resource constraints, and therefore the benefits of controls must be considered relative to their costs. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives. We conduct periodic evaluations of our systems of controls to enhance, where necessary, our control policies and procedures

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this prospectus, we were not a party to any material legal matters or claims. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.

Risks related to our financial position and need for additional capital

We are a clinical-stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future. We may never achieve or sustain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history, and we are early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our CMP-001 program and our virus-like particle, or VLP, technology. To date, no drugs based on our VLP technology have been approved. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.

We are not profitable, have never generated any revenue and have incurred losses in each period since our inception. For the years ended December 31, 2018 and 2019, we reported a net loss of $20.8 million and $28.3 million, respectively, and $16.1 million for the six months ended June 30, 2020. At June 30, 2020, we had an accumulated deficit of $117.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, CMP-001 and future product candidates we may develop.

Even if we succeed in receiving marketing approval for and commercializing CMP-001 or any other product candidate, we will continue to incur substantial research and development and other expenditures to develop and market additional potential indications or products. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of CMP-001 and future product candidates. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing CMP-001 and our VLP technology and future product candidates, and conducting preclinical studies and clinical trials, including our currently anticipated Phase 2 trials for anti-PD-1 refractory melanoma and a randomized Phase 2 trial for front-line melanoma, including any unforeseen costs we may incur as a result of trial delays or other impacts due to the COVID-19 pandemic, discussed below;

•	the timing of, and the costs involved in, obtaining regulatory and marketing approvals for CMP-001 and future product candidates if clinical trials are successful;

•	the success of existing or any future collaborations;

•	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

•	the cost of manufacturing CMP-001 and future product candidates for clinical trials;

•

our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements, including our license agreement with Kuros Biosciences AG (formerly known as Cytos Biotechnology LTD), or the Kuros License Agreement;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and

•	the emergence of competing cancer therapies and other adverse market developments.

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements.

We expect that our existing cash and cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the middle of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of CMP-001 or any future product candidates.

We have never generated any revenue from product sales, and our ability to generate revenue from product sales and become profitable will depend significantly on our success in achieving a number of goals and on other factors.

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

•

initiating and completing preclinical and clinical development of CMP-001 and future product candidates, including our currently anticipated Phase 2 trials for anti-PD-1 refractory melanoma and a randomized Phase 2 trial for front-line melanoma;

•	obtaining regulatory and marketing approvals for CMP-001 and future product candidates for which we complete clinical trials;

•	achieving and maintaining compliance with all regulatory requirements applicable to CMP-001 or any other product candidates;

•	establishing and maintaining commercially viable supply and manufacturing relationships with third parties for CMP-001 and future product candidates;

•	launching and commercializing CMP-001, if approved, and future product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;

•	obtaining market acceptance of CMP-001, if approved, and future product candidates as viable treatment options by patients, the medical community and third-party payors;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	obtaining, maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.

Even if CMP-001 or any future product candidates that we develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any such product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate.

If we are successful in obtaining regulatory approvals to market CMP-001 or any future product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain marketing approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, the labels for CMP-001 and future product candidates contain significant safety warnings, regulatory authorities impose burdensome or restrictive distribution requirements, or the reasonably accepted patient population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of any approved products, we could be prevented from or significantly delayed in achieving profitability.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or CMP-001 and future product candidates.

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or CMP-001 and future product candidates or to grant licenses on terms that may not be favorable to us. Market volatility resulting from the COVID-19 pandemic could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market CMP-001 and future product candidates that we would otherwise prefer to develop and market ourselves.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future.

For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitations on the tax deduction for net interest expense (except for certain small businesses), limitations on the utilization of net operating losses, or NOLs, from taxable years beginning after December 31, 2017, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits.

It cannot be predicted whether, when, in what form or with what effective dates new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2019, we had U.S. federal NOL carryforwards of $80.7 million including $48.1 million which have an indefinite carryforward period and $32.6 million which expire at various dates through 2037. As of December 31, 2019, we had state net operating loss carryforwards of $67.2 million which expire at various dates between 2035 and 2039. As of December 31, 2019, we had federal and state research and development tax credit carryforwards of approximately $4.8 million available to reduce future tax liabilities, which begin to expire in 2031.

Under Sections 382 and 383 of the Code, and certain corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards or Credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result subsequent shifts in our stock ownership, some of which are outside our control. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOL carryforwards or Credits if we undergo a future ownership change. In addition, for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in such year (after taking into account utilization of NOLs generated in taxable years beginning before January 1, 2018), where taxable income is determined without regard to such NOL deduction itself. Our NOLs or Credits may also be impaired under state law. Accordingly, due to these limitations, we may not be able to utilize a material portion of our NOLs or Credits. Furthermore, our ability to utilize our NOLs or Credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. We have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or Credits.

A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital and our financial results.

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which we refer to as the COVID-19 pandemic. The COVID-19 pandemic originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and most European countries. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 pandemic, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. The extent to which the COVID-19 pandemic may impact our preclinical studies or clinical trial operations, as well as our supply chain, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of the COVID-19 pandemic, or the effectiveness of actions to contain and treat coronavirus.

The COVID-19 pandemic may also affect employees of third-party contract research organizations, or CROs, located in affected geographies that we rely upon to carry out our clinical trials. For example, a number of CMP-001 ongoing investigator-sponsored studies, including among others, the University of Pittsburgh-sponsored Phase 1/2 clinical trial evaluating CMP-001 in combination with nivolumab in advanced melanoma patients with lymph node disease and the Sheba Medical Center-sponsored Phase 1 trial evaluating CMP-001 in combination with nivolumab, ipilimumab and radiosurgery in subjects with metastatic colorectal cancer with liver metastases, have slowed or ceased enrollment. In addition, Pfizer Inc., or Pfizer, has currently paused enrollment of new patients in the ongoing JAVELIN Phase 2 trial, which may materially delay our plans to initiate a clinical trial evaluating CMP-001 for the treatment of advanced head and neck squamous cell carcinoma, or HNSCC. As COVID-19 continues to spread around the globe, we may experience additional disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials or absenteeism due to the COVID-19 pandemic that reduces site resources;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•

risk that participants enrolled in our clinical trials will acquire the COVID-19 coronavirus while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events or patient withdrawals from our trials;

•

limitations in employee resources that would otherwise be focused on conducting our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving authorizations from local regulatory authorities to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•

changes in local regulations as part of a response to the COVID-19 coronavirus pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•	interruptions or delays in preclinical studies due to restricted or limited operations at research and development laboratory facilities;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

Any negative impact COVID-19 has to patient enrollment or treatment or the development of CMP-001 and future product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize CMP-001 and future product candidates, if approved, increase our operating expenses, and have a material adverse effect on our financial results. The COVID-19 pandemic has also caused significant volatility in public equity markets and disruptions to the U.S. and global economies. This increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all.

Although we have begun to experience the impact of the COVID-19 pandemic on our business and operations, we cannot currently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.

Risks related to product development

We are heavily dependent on the success of CMP-001, our only product candidate.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our CMP-001 program, which is currently our only product candidate. Accordingly, our business currently depends heavily on the successful development, regulatory approval, and commercialization of CMP-001. We can provide no assurance that CMP-001 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of CMP-001 or if CMP-001 does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, recordkeeping, labeling, approval, licensure, sale, marketing, advertising, promotion and distribution of CMP-001 is, and will remain, subject to comprehensive regulation by the FDA and foreign regulatory authorities. Failure to obtain regulatory approval for CMP-001 in the United States, Europe, Japan, China and other major markets around the world will prevent us from commercializing and marketing CMP-001 in such jurisdictions.

Even if we were to successfully obtain approval from the FDA and foreign regulatory authorities for CMP-001, any approval might contain significant limitations related to use, including limitations on the stage or type of cancer CMP-001 is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications, or requirement for a risk evaluation and mitigation strategy, or REMS. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for CMP-001. Furthermore, even if we obtain regulatory approval for CMP-001, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize CMP-001, we may not be able to generate sufficient revenue to continue our business.

We will not be able to commercialize CMP-001 and future product candidates if our preclinical studies do not produce successful results and our clinical trials do not demonstrate the safety and efficacy of CMP-001 and future product candidates.

We are currently conducting clinical studies with CMP-001 in patients with melanoma, both in combination with certain checkpoint inhibitor, or CPI, immunotherapies and as a monotherapy, and currently anticipate conducting clinical studies evaluating CMP-001 in HNSCC in combination with avelumab and other immunomodulators. CMP-001 and future product candidates that we may develop will require extensive preclinical and clinical trials before we can submit a marketing application to the applicable regulatory authorities. These product candidates are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

The results of preclinical studies, preliminary study results, and early clinical trials of CMP-001 and future product candidates may not be predictive of the results of later-stage clinical trials or of the results of clinical trials conducted in other types of cancer or non-cancer indications. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek regulatory approvals from the FDA or other regulatory authorities. CMP-001 and future product candidates may not perform as we expect, and we may be unable to demonstrate to the FDA’s satisfaction that CMP-001 or any future product candidates are safe, pure, and potent, or effective for their desired indications. These setbacks may result in enhanced scrutiny by regulators or institutional review boards, or IRBs, of clinical trials of product candidates, including CMP-001, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials, as well as increasing the costs of trials or limiting the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of our product candidates.

Additionally, some of our trials may be open-label studies, such as our current Phase 1b and the Phase 2 trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, introducing bias in early interpretation of the results. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials.

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize CMP-001 and future product candidates, including that:

•	we may fail to reach an agreement with regulators or IRBs regarding the scope, design, or implementation of our clinical trials;

•

the FDA, comparable foreign regulators or IRBs may not authorize us or our investigators to commence a clinical trial, to conduct a clinical trial at a prospective trial site or to amend trial protocols, or such regulators or IRBs may require that we modify or amend our clinical trial protocols in ways that make further clinical trials impractical or not financially prudent;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or CROs;

•

we may be unable to initiate or complete preclinical studies or clinical trials on time or at all due to the impacts of the COVID-19 pandemic, and the spread of COVID-19 may affect the operations of research sites, CROs, IRBs, or key governmental agencies, such as the FDA, which may delay the development of CMP-001 or any future product candidates;

•

the supply or quality of raw materials or manufactured product candidates (whether provided by us or third parties) or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or in a timely manner, or we may experience interruptions in supply;

•

the number of patients required for clinical trials of CMP-001 and future product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate;

•

patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;

•

clinical trial participants may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as CMP-001 and future product candidates;

•

our third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, and we may be required to engage in additional clinical trial site monitoring to review our contractors’ performance;

•

we, regulators, or IRBs may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics of the product candidate, or if such undesirable effects are found to be caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;

•

clinical trials of CMP-001 and future product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials or abandon product development programs;

•

regulators may revise the requirements for approving our product candidates, or such requirements may not be as we expect or statutes, regulations clinical trial or site policies could be amended or new ones could be adopted;

•

the cost of clinical trials of CMP-001 and future product candidates may be greater than we anticipate or we may have insufficient funds or resources to pursue or complete certain aspects of our clinical trial program or to do so within the timeframes we planned;

•

we may have insufficient funds to pay the substantial user fees required by the FDA upon the submission of a Biologics License Application, or BLA, or equivalent authorizations from comparable foreign regulatory authorities;

•	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

•	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding CMP-001 and future product candidates;

•	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

•

the FDA or comparable foreign regulatory authorities may disagree with our proposed indications, fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies, and may take longer than we anticipate to review any regulatory submissions we may make for CMP-001 or any future product candidates;

•

the data collected from clinical trials of CMP-001 and future product candidates may not be sufficient for or to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development; and

•

regarding trials managed by our existing or any future collaborators, our collaborators may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but potentially suboptimal for us.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. For example, Pfizer has currently paused enrollment of new patients in the ongoing JAVELIN Phase 2 trial due to the COVID-19 pandemic, which may materially delay our plans to initiate a clinical trial evaluating CMP-001 for the treatment of HNSCC. A suspension or termination of a trial may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we may do for CMP-001 or any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, and managing both additional administrative burdens associated with foreign regulatory schemes, and the political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates. If we experience delays in testing or approvals, our development costs will also increase, and we may not have sufficient funding to complete the testing and approval process for CMP-001 and future product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of CMP-001 and future product candidates. See “Risks related to our financial position and need for additional capital.” We do not know whether any preclinical tests or clinical trials beyond what we currently have anticipated or planned will be required, will begin as anticipated or planned, will need to be restructured, or will be completed on schedule, or at all. Significant delays relating to any preclinical or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize CMP-001 and future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize CMP-001 and future product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of CMP-001 and future product candidates. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we have reported interim data from our ongoing clinical trials of CMP-001 elsewhere in this prospectus. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

We anticipate that CMP-001 and future product candidates may be evaluated in combination with third-party drugs, and we will have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

CMP-001 and future product candidates may be evaluated in combination with CPIs and other compounds. In September 2018, we entered into a clinical collaboration with Merck KGaA and Pfizer to evaluate CMP-001 in combination with avelumab. Our ability to develop and ultimately commercialize CMP-001 and future product candidates used in combination with avelumab, pembrolizumab, nivolumab, atezolizumab, ipilimumab or any other CPIs or other compounds will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

Any failure to maintain or enter into new successful commercial relationships, or inability to source or purchase CPIs or other potential combination agents in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop CMP-001 and future product candidates as potential combination therapies, which may materially harm our business, financial condition, results of operations, stock price and prospects.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not encountered when developing single-agent product candidates. For example, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. During an end-of-Phase 1 meeting held in March 2020 to discuss the planned registration path for CMP-001 in melanoma, the FDA indicated that one single-arm Phase 2 trial may not be sufficient to support accelerated approval of a BLA for CMP-001 for the treatment of anti-PD-1 failure patients with metastatic or unresectable melanoma in combination with pembrolizumab. The FDA also recommended that we conduct a randomized trial in the proposed patient population to evaluate the contribution of each component to the potential treatment effect of the combination. Additionally, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party under terms unfavorable to us to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

In the event that Merck KGaA, Pfizer or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such CPIs. Additionally, should the supply of products from Merck KGaA and Pfizer, or any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us or our collaborators, our clinical collaborations may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

If we fail to develop additional product candidates, our commercial opportunity could be limited.

We expect initially to focus our resources on the development of CMP-001. Part of our strategy, however, is to pursue clinical development of additional product candidates using our VLP technology. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding and will be subject to the risks of failure inherent in drug product development. We cannot assure you that we will be able to successfully advance any future product candidates through the development process.

Even if we obtain approval from the FDA or comparable foreign regulatory authorities to market any future product candidates for any indication, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity may be limited and our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Difficulty in enrolling patients could delay or prevent clinical trials of CMP-001 and future product candidates. We may find it difficult to enroll patients in our clinical trials or any subsequent trials that we may conduct.

Identifying and qualifying patients to participate in clinical studies of CMP-001 and future product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing CMP-001 and future product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment or due to other unforeseen factors such as the impact of the COVID-19 pandemic. For example, a number of ongoing investigator-sponsored studies including, among others, the University of Pittsburgh-sponsored Phase 1b/2 clinical trial evaluating CMP-001 in combination with nivolumab in advanced melanoma patients with lymph node disease, and the Sheba Medical Center-sponsored Phase 1 trial evaluating CMP-001 in combination with nivolumab, ipilimumab and radiosurgery in subjects with metastatic colorectal cancer with liver metastases, could slow or cease enrollment of new subjects as a result of the COVID-19 pandemic. In addition, Pfizer has currently paused enrollment of new patients in the ongoing JAVELIN Phase 2 trial due to the COVID-19 pandemic, which may materially delay our plans to initiate a clinical trial evaluating CMP-001 for the treatment of HNSCC. We may not be able to initiate or continue clinical trials for CMP-001 and future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are initially focused on patients with melanoma and HNSCC, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, with respect to CMP-001, we cannot be certain of the status of other competitive products in development, whether trial designs and sites for other similar products are more accessible for eligible patients or that we will be able to find enough qualified investigators and sites willing to participate in our trials. In addition, some of our competitors or potential competitors have ongoing clinical trials for product candidates that treat the same indications as CMP-001, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

The eligibility criteria of our planned clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is at the appropriate level to include them in a study. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks or lack of benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, the patient referral practices of physicians or as a result of disruptions caused by the COVID-19 pandemic. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may further reduce the number of patients who are available for our clinical trials at such clinical trial sites.

The enrollment of patients further depends on many factors, including:

•	the design of the clinical trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents;

•	reporting of the preliminary results of any of our clinical trials;

•	the ability to monitor patients adequately during and after treatment; and

•	the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion.

If we experience delays in the completion of, or termination of, any clinical trial of CMP-001 or any future product candidates, the commercial prospects of CMP-001 or such future product candidates will be harmed, and our ability to generate product revenue from such product candidates could be delayed or prevented.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Due to our limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future discovery and preclinical development programs and product candidates for specific indications may not yield any commercially viable products.

CMP-001 is based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

While oncolytic immunotherapies are an emerging class of cancer treatment, they remain a novel approach. We have concentrated all of our research and development efforts on CMP-001, and our future success depends on the successful development of this therapeutic approach. Should we encounter development problems, the FDA and foreign regulatory authorities may refuse to approve CMP-001, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or clinical data to the FDA or foreign regulatory authority, there would be no guarantee that the FDA or foreign regulatory authority would accept them or approve CMP-001. We or our contract manufacturing organizations, or CMOs, may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our or their equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing CMP-001 or future product candidates on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of oncolytic immunotherapies, which could lengthen the regulatory review process. Any product candidates that are approved may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution, and promotion. We may need to devote significant time and resources to compliance with these requirements which could increase our development costs and delay or prevent commercialization of CMP-001 or any future product candidates.

Risks related to regulatory approval

Even if our development efforts are successful, we may not obtain regulatory approval of CMP-001 or any future product candidates in the United States or other jurisdictions, which would prevent us from commercializing CMP-001 and future product candidates. Even if we obtain regulatory approval for CMP-001 and future product candidates, any such approval may be subject to limitations, including with respect to the approved indications or patient populations, which could impair our ability to successfully commercialize CMP-001 or any future product candidates.

We are not permitted to market or promote or sell CMP-001 or any future product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of CMP-001 and future product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing CMP-001 and future product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if CMP-001 and future product candidates are approved, they may:

•	be subject to limitations on the indicated uses or patient populations for which they may be marketed, distribution restrictions, or other conditions of approval;

•	contain significant safety warnings, including boxed warnings, contraindications, and precautions;

•	not be approved with label statements necessary or desirable for successful commercialization; or

•	contain requirements for costly post-market testing and surveillance, or other requirements, including the submission of a REMS to monitor the safety or efficacy of the products.

We have not previously submitted a BLA to the FDA, or a similar marketing application to comparable foreign regulatory authorities, for CMP-001 or any product candidate, and we can provide no assurance that we will ultimately be successful in obtaining regulatory approval for claims that are necessary or desirable for successful marketing, if at all.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize CMP-001 and future product candidates as expected, and our ability to generate revenue may be materially impaired.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. These regulatory requirements may require us to amend our clinical trial protocols, conduct additional preclinical studies or clinical trials that may require regulatory or IRB approval, or otherwise cause delays in obtaining approval or rejection of an application. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which may materially harm our business, financial condition, results of operations, stock price and prospects.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. It is possible that CMP-001 and future product candidates will never obtain the appropriate regulatory approvals necessary for us to commence product sales.

If we experience delays in obtaining approval, if we fail to obtain approval of CMP-001 or any future product candidate or if the label for a product candidate does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, the commercial prospects for such product candidate may be harmed and our ability to generate revenues from that product candidate may be materially impaired.

CMP-001 or future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any. Serious adverse events or undesirable side effects caused by CMP-001 and future product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or preclinical testing, the FDA or comparable foreign regulatory authority may order us to cease further development, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. For example, patients enrolled in our ongoing clinical trials of CMP-001 have experienced mild to moderate adverse events, consisting mainly of flu-like symptoms and injection site reactions. In response to these adverse events, we have implemented prophylactic measures, including intravenous fluids, antiemetics, and antipryetics. The FDA’s or a comparable foreign regulatory authority’s requests for additional data or information could also result in substantial delays in the approval of CMP-001 and future product candidates.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a product candidate may only be uncovered when a significantly larger number of patients are exposed to the product candidate or when patients are exposed for a longer period of time.

Undesirable side effects caused by CMP-001 or any future product candidates could also result in denial of regulatory approval by the FDA or comparable foreign regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post-marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of CMP-001 and future product candidates. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for CMP-001. Undesirable side effects may limit the potential market for any approved products or could result in restrictions on manufacturing processes, the discontinuation of the sales and marketing of the product, or withdrawal of product approvals. We could also be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties.

If CMP-001 and future product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially harm our business, financial condition, results of operations, stock price and prospects.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause CMP-001 or any future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, or notification to, or approval by the FDA or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of CMP-001 and future product candidates and jeopardize our ability to commence product sales and generate revenue.

Even if CMP-001 or any future product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.

Any product candidate for which we may obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current good manufacturing practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and good clinical practices, or GCPs, for any clinical trials that we conduct post-approval.

The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of CMP-001 and future product candidates, they may withdraw approval, issue public safety alerts, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

We and any of our suppliers or collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.

In addition, later discovery of previously unknown adverse events or that the product is less effective than previously thought or other problems with any products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various negative results, including:

•	restrictions on manufacturing, distribution, or marketing of such products;

•	restrictions on the labeling, including required additional warnings, such as boxed warnings, contraindications, precautions, and restrictions on the approved indication or use;

•	modifications to promotional pieces;

•	issuance of corrective information;

•	requirements to conduct post-marketing studies or other clinical trials;

•	clinical holds or termination of clinical trials;

•	requirements to establish or modify a REMS or similar strategy;

•	changes to the way the product is administered to patients;

•	liability for harm caused to patients or subjects;

•	reputational harm;

•	the product becoming less competitive;

•	warning or untitled letters;

•	suspension of marketing or withdrawal of the products from the market;

•	regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recalls of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure or detention;

•

FDA debarment, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from federal healthcare programs, consent decrees, or corporate integrity agreements; or

•	injunctions or the imposition of civil or criminal penalties, including imprisonment.

Any of these events could prevent us from achieving or maintaining market acceptance of any particular product or could substantially increase the costs and expenses of commercializing such product, which in turn could delay or prevent us from generating significant revenues from its marketing and sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our business, financial condition, results of operations, stock price and prospects.

Further, the FDA’s policies or those of comparable foreign regulatory authorities may change and could impose extensive and ongoing regulatory requirements and obligations on any product candidate for which we obtain marketing approval. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and be subject to regulatory enforcement action, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Regulatory approval by the FDA or comparable foreign regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, or in a manner inconsistent with the approved labeling, resulting in damage to our reputation and business.

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for CMP-001 and future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for any products, including claims comparing those products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

Physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies concerning off-label use.

If we are found to have impermissibly promoted any of CMP-001 and future product candidates, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In the United States, engaging in the impermissible promotion of any products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting off-label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payers based on fraudulent marketing practices. This growth in litigation has increased the risk that a biopharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

In the United States, the promotion of biopharmaceutical products are subject to additional FDA requirements and restrictions on promotional statements. If, after CMP-001 or any future product candidates obtains marketing approval, the FDA determines that our promotional activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. Similarly, industry codes in foreign jurisdictions may prohibit companies from engaging in certain promotional activities, and regulatory agencies in various countries may enforce violations of such codes with civil penalties. If we become subject to regulatory and enforcement actions, our business, financial condition, results of operations, stock price and prospects will be materially harmed.

We have received orphan drug designation for CMP-001, and we may in the future seek orphan drug status for additional indications for CMP-001 or for our future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

We have received Orphan Drug Designation for CMP-001 for Stage IIb-IV melanoma in the U.S., and we may seek Orphan Drug Designation for future product candidates. Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period.

The applicable period is seven years in the U.S. and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain Orphan Drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because competing drugs containing a different active ingredient can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We may seek a Fast Track designation by the FDA for CMP-001 or any future product candidates, but such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that CMP-001 and future product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for CMP-001 or for our future product candidates, but there is no assurance that the FDA will grant this designation to any of our product candidates. Marketing applications filed by sponsors of products receiving Fast Track designation may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation alone does not assure qualification for priority review. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development, regulatory review or approval process compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval or that approval will be granted in any particular time frame. In addition, the FDA may withdraw Fast Track designation at any time if it believes that the designation is no longer supported by data from our clinical development program or that the relevant criteria are no longer met.

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway by the FDA. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We currently intend to seek approval of CMP-001 for the treatment of refractory melanoma and front-line melanoma, and may seek approval of future product candidates, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. If the sponsor fails to conduct such studies in a timely manner, or if such post-approval studies fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis.

Prior to seeking accelerated approval for CMP-001 or future product candidates, we would intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. Specifically, during an end-of-Phase 1 meeting held in March 2020 to discuss our plans for a registration path for CMP-001 in melanoma, the FDA indicated that one single-arm Phase 2 trial may be unlikely to support accelerated approval of a BLA for CMP-001 for the treatment of anti-PD-1 refractory patients with metastatic or unresectable melanoma in combination with pembrolizumab, and recommended that we conduct a randomized trial in the proposed patient population to evaluate the contribution of each component to the potential treatment effect of the combination. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Obtaining and maintaining regulatory approval of CMP-001 or any future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of CMP-001 or any future product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of CMP-001 or any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets or receive applicable marketing approvals, our target markets will be reduced and our ability to realize the full market potential of CMP-001 or any future product candidates will be harmed.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other government agencies may also slow the time necessary for new drugs, medical devices and biologics or modifications to cleared or approved drugs, medical devices and biologics to be reviewed and approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In addition, on April 16, 2020, the FDA announced that although its New Drug Program was continuing to meet program user fee performance goals, due to many agency staff working on COVID-19 activities it was possible that the FDA would not be able to sustain its current level of performance. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks related to commercialization

If we are unable to successfully commercialize CMP-001 or any product candidate for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.

If we are successful in obtaining marketing approval from applicable regulatory authorities for CMP-001 or any future product candidates, our ability to generate revenues from CMP-001 or any future product candidates will depend on our success in:

•	launching commercial sales of CMP-001 and future product candidates, whether alone or in collaboration with others;

•

receiving an approved label with claims that are necessary or desirable for successful marketing, and that does not contain safety or other limitations that would impede our ability to market CMP-001 or any future product candidates;

•	creating market demand for our product candidates through marketing, sales and promotion activities;

•	hiring, training, and deploying a sales force or contracting with third parties to commercialize CMP-001 or any future product candidates in the United States;

•	manufacturing, either on our own or through third parties, product candidates in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;

•	establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;

•	creating partnerships with, or offering licenses to, third parties to promote and sell product candidates in foreign markets where we receive marketing approval;

•	maintaining patent and trade secret protection and regulatory exclusivity for CMP-001 or any future product candidates;

•	achieving market acceptance of CMP-001 or any future product candidates by patients, the medical community, and third-party payors;

•	achieving appropriate reimbursement for CMP-001 or any future product candidates;

•	effectively competing with other therapies; and

•	maintaining an acceptable tolerability profile of CMP-001 or any future product candidates following launch.

To the extent we are not able to do any of the foregoing, our business, financial condition, results of operations, stock price and prospects will be materially harmed.

We face significant competition from other biopharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their product candidates are shown to be safer or more effective than ours, our commercial opportunity may be reduced or eliminated.

The development and commercialization of cancer immunotherapy products is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We face competition with respect to CMP-001, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major biopharmaceutical companies, specialty biopharmaceutical companies, and biotechnology companies worldwide. There are a number of large biopharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of solid tumors, including oncolytic immunotherapy and cancer vaccine approaches. Additionally, certain companies whom we view as our most direct potential competitors are currently developing therapies utilizing TLR9 agonists in cancer immunotherapy that may have utility for similar indications that we are targeting. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

While CMP-001 is intended to be used in combination with other drugs with different mechanisms of action, if and when marketed it will still compete with a number of drugs that are currently marketed or in development that also target cancer. To compete effectively with these drugs, CMP-001 or any future product candidates will need to demonstrate advantages in clinical efficacy and safety compared to these competitors when used alone or in combination with other drugs.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are easier to administer or are less expensive alone or in combination with other therapies than any products that we may develop alone or in combination with other therapies. Our competitors also may obtain the FDA’s or comparable foreign regulatory authorities’ approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors coverage decisions.

Many of the companies with which we are competing or may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in developing or acquiring technologies complementary to, or necessary for, our programs. If we are unable to successfully compete with these companies our business, financial condition, results of operations, stock price and prospects may be materially harmed.

If we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market and sell CMP-001 or any future product candidates, if they are approved, the revenues that we generate may be limited and we may never become profitable.

We currently do not have a commercial infrastructure for the marketing, sale, and distribution of our cancer immunotherapies. If CMP-001 or any future product candidates receive marketing approval, we intend to commercialize such product candidates on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. In order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. Should we decide to move forward in developing our own marketing capabilities, we may incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of the FDA’s or comparable foreign regulatory authority’s requirements or for other reasons, we would incur these expenses prior to being able to realize any revenue from sales of CMP-001 and future product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing CMP-001 or any future product candidates. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

We may also or alternatively decide to collaborate with third-party marketing and sales organizations to commercialize any approved product candidates in the United States, in which event, our ability to generate product revenues may be limited. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we may receive less revenues than if we commercialized these products ourselves, which could materially harm our prospects. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts, and could be held liable if they failed to comply with applicable legal or regulatory requirements.

We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will have to compete with other biopharmaceutical and biotechnology companies, including oncology-focused companies, to recruit, hire, train, manage, and retain marketing and sales personnel, which is expensive and time consuming and could delay any product launch. Developing our sales capabilities may also divert resources and management attention away from product development.

In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize CMP-001 or any future product candidates in the United States or elsewhere, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations, stock price and prospects. Factors that may inhibit our efforts to commercialize CMP-001 or any future product candidates include:

•	the inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe CMP-001 or any future product candidates;

•	our inability to effectively oversee a geographically dispersed sales and marketing team;

•	the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;

•	an inability to secure adequate coverage and reimbursement by government and private health plans;

•	the clinical indications for which the products are approved and the claims that we may make for the products;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	any distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities or to which we agree as part of a mandatory REMS or voluntary risk management plan;

•	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

If CMP-001 or any future product candidates do not achieve broad market acceptance, the revenues that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if CMP-001 and future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. Market acceptance of CMP-001 and future product candidates by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market.

Efforts to educate the medical community and third-party payors on the benefits of CMP-001 and our novel approach to cancer treatment, and future product candidates, may require significant resources and may not be successful. If CMP-001 or any future product candidates are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of CMP-001 and future product candidates will depend on a number of factors, including:

•	the efficacy of our CMP-001 and our VLP modality, and future product candidates alone or in combination with checkpoint inhibitor immunotherapies or other therapies;

•	the commercial success of the checkpoint blockade drugs with which CMP-001 or future products are or may be co-administered;

•	the prevalence and severity of adverse events associated with CMP-001 and future product candidates or those products with which they are co-administered;

•	the clinical indications for which the products are approved and the approved claims that we may make for the products;

•

limitations or warnings contained in the product’s FDA-approved labeling or those of comparable foreign regulatory authorities, including potential limitations or warnings for CMP-001 and future product candidates that may be more restrictive than other competitive products;

•

changes in the standard of care for the targeted indications for CMP-001 and future product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;

•	the relative convenience and ease of administration of CMP-001 and future product candidates and any products with which they are co-administered;

•	the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;

•

the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;

•	the price concessions required by third-party payors to obtain coverage;

•	the extent and strength of our marketing and distribution of CMP-001 and future product candidates;

•	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;

•

distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to CMP-001 and future product candidates or to which we agree as part of a REMS or voluntary risk management plan;

•	the timing of market introduction of CMP-001 and future product candidates, as well as competitive products;

•	our ability to offer CMP-001 and future product candidates for sale at competitive prices;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the extent and strength of our third-party manufacturer and supplier support;

•	the actions of companies that market any products with which CMP-001 and future product candidates are co-administered;

•	the approval of other new products;

•	adverse publicity about CMP-001 and future product candidates or any products with which they are co-administered, or favorable publicity about competitive products; and

•	potential product liability claims.

The size of the potential markets for CMP-001 or any future product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for CMP-001 or any future product candidates may be smaller than our estimates.

The potential market opportunities for CMP-001 or any future product candidates are difficult to estimate and will depend in large part on the drugs with which CMP-001 or any future product candidates are co-administered and the success of competing therapies and therapeutic approaches. Our estimates of the potential market opportunities in melanoma, HNSCC and other indications are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets and patient populations eligible for CMP-001 and future product candidates could be smaller than our estimates of the potential market opportunities.

Negative developments in the field of immuno-oncology could damage public perception of CMP-001 or any future product candidates and negatively affect our business.

The commercial success of CMP-001 or any future product candidates will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of CMP-001 or any future product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for CMP-001 or any future product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, CMP-001 and future product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs.

Future negative developments in the field of immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of CMP-001 or any future product candidates. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for CMP-001 or any future product candidates.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of CMP-001 and future product candidates that we may develop.

We will face an inherent risk of product liability exposure related to the testing of CMP-001 and future product candidates in human clinical trials and will face an even greater risk if we commercially sell CMP-001 or any future product candidates that we may develop. If we cannot successfully defend ourselves against claims that CMP-001 and future product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any of CMP-001 and future product candidates that we may develop;

•	injury to our reputation and significant negative media attention;

•	regulatory investigations that could require costly recalls or product modifications;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	the diversion of management’s attention away from managing our business; and

•	the inability to commercialize CMP-001 and future product candidates that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage when we begin clinical trials and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain product liability insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Even if we are able to commercialize CMP-001 or any future product candidates, such drugs may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in CMP-001 or any future product candidates, even if CMP-001 and future product candidates obtain marketing approval.

Our ability to commercialize CMP-001 and future product candidates successfully also will depend in part on the extent to which coverage and reimbursement for CMP-001 and future product candidates and related treatments will be available from third-party payors, including government authorities, private health insurers and other organizations. Third-party payors decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. For products administered under the supervision of a physician, such as CMP-001, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacturing, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of CMP-001 and future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted that may impact our business if we are able to commercialize any product candidates. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030 In addition, he American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act.

At the state level, individual state governments are increasingly becoming aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for CMP-001 and future product candidates or additional pricing pressures.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and impose price controls may adversely affect:

•	the demand for CMP-001 and future product candidates, if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to obtain coverage and reimbursement approval for a product;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Our relationships with patients and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any drugs on the market, once we begin commercializing CMP-001 and future product candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of CMP-001 and future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute CMP-001 and future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to HHS information related to physician (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain nonphysician providers such as physician assistants and nurse practitioners;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures; and

•

state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts, and analogous foreign laws and regulations.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. We have entered into certain advisory board and consulting agreements with physicians, including some who are compensated in the form of stock or stock options who may influence the ordering or use of our product candidates, if approved, in the future. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize CMP-001 and future product candidates in foreign markets for which we may rely on collaborations with third parties. We are not permitted to market or promote any of CMP-001 and future product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for CMP-001 or any future product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of CMP-001 and future product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of CMP-001 and future product candidates and ultimately commercialize CMP-001 and future product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for CMP-001 and future product candidates in foreign markets;

•	our inability to directly control commercial activities because we are relying on third parties;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

•	the existence of additional potentially relevant third-party intellectual property rights;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of CMP-001 and future product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs. For example, in some countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our future collaborators, may be required to conduct a clinical trial that compares the cost effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Risks related to intellectual property

If we are unable to obtain, maintain and protect our intellectual property rights for our technology and our product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.

Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our VLP and other technology, CMP-001 and future product candidates. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the United States and abroad related to our technology and CMP-001 and future product candidates.

The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our licensed patents and any patents we own in the future are highly uncertain. The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside of the United States.

Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The scope of a patent may also be reinterpreted after issuance. The rights that may be granted under our future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we are unable to obtain and maintain patent protection for our technology or for CMP-001 or any future product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours, and our ability to successfully commercialize CMP-001 or any future product candidates and future technologies may be adversely affected. It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

In addition, the patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. It is also possible that we will fail to identify patentable aspects of our research and development efforts in time to obtain patent protection.

For the core technology related to CMP-001 and its component parts, we are prosecuting seven families of patent applications which we own including composition of matter, methods of use, combination therapies, drug delivery, dose volume, aggregation, packaging and pDC recruitment claims. Further, we have an exclusive license for 10 families of patents and patent applications including composition of matter, manufacturing methods, aggregation, packaging and synthesis claims. Some patents have issued in the United States and internationally and additional patent applications are pending in the United States and internationally (either in foreign jurisdictions or under the Patent Cooperation Treaty, or PCT). As of April 30, 2020, we own or exclusively license the rights to 13 issued US patents. The 15 families include a total of 141 issued or granted patents worldwide. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or CMP-001 or any future product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

Our pending applications cannot be enforced against third parties practicing the inventions claimed in such applications unless and until a patent issues from such applications. Because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, issued patents that we license from third parties or own in the future may be challenged in the courts or patent offices in the United States and abroad, including through opposition proceedings, derivation proceedings, inter partes review, interference proceedings or litigation. Such proceedings may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection for our technology. Protecting against the unauthorized use of our patented inventions, trademarks and other intellectual property rights is expensive, time consuming, difficult and in some cases may not be possible. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult. If we are unable to obtain, maintain, and protect our intellectual property our competitive advantage could be harmed, and it could result in a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

If we materially breach or default under our current or future license agreements, the licensor party to such agreement may have the right to terminate the license agreement, which termination may materially harm our business.

Our commercial success will depend in part on the maintenance of our license agreements. Currently, we are a party to the Kuros License Agreement. We expect to enter into additional license agreements in the future. The Kuros License Agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, under the Kuros License Agreement, we are required to use commercially reasonable diligence to develop and commercialize a product and to satisfy specified payment obligations. If we fail to comply with our obligations under the Kuros License Agreement or any future license agreements with any party, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. The Kuros License Agreement further provides Kuros with a right to terminate the license agreements for our material breach or default under the agreement, including the failure to make any required milestone or other payments. Should Kuros exercise such a termination right, we would lose our right to the intellectual property under the license agreement, and such loss may materially harm our business.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to seeking patent protection, we also rely on other proprietary rights, including protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of our trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants, collaborators and other third parties who have access to our trade secrets. Our agreements with employees also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, in the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions.

Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information including a breach of our confidentiality agreements. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time consuming, and the outcome is unpredictable. In addition, some courts in and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. The disclosure of our trade secrets or the independent development of our trade secrets by a competitor or other third party would impair our competitive position and may materially harm our business, financial condition, results of operations, stock price and prospects.

Third parties may in the future initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.

Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell CMP-001 and future product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to CMP-001 and future product candidates, including interference proceedings, post-grant review, inter partes review and derivation proceedings before the U.S. Patent and Trademark Office, or USPTO. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing CMP-001 and future product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing CMP-001 or any future product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business.

In addition, we are developing CMP-001 in combination with certain PD-1 blockades, including avelumab, pembrolizumab and nivolumab, which are covered by patents or licenses held by Merck KGaA and Pfizer, Merck US and Bristol Myers Squibb, respectively, to which we do not have a license other than for use in connection with the applicable clinical trial. We also may develop any future product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with CMP-001 or any future product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting and defending patents on our technology throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop or manufacture their own products, and may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the granting or enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to obtain patent rights or stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally in those countries. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to protect and enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property we develop or license.

In addition, the laws of certain foreign countries may not protect our rights to the same extent as the laws of the United States, and those foreign laws may also be subject to change. For example, methods of treatment and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries. Furthermore, biosimilar product manufacturers or other competitors may challenge the scope, validity and enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or proceedings.

Moreover, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business and results of operations may be adversely affected.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payments and other similar provisions during the patent application process and to maintain patents after they are issued. For example, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents and patent applications often must be paid to the USPTO and foreign patent agencies over the lifetime of our licensed patents or any patents we own in the future. In certain circumstances, we may rely on future licensing partners to take the necessary action to comply with these requirements with respect to licensed intellectual property. Although an unintentional lapse can be cured for a period of time by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to obtain and maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to CMP-001 or any future product candidates, which could have a material adverse effect on our business.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect CMP-001 and future product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. They also include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business.

Competitors may infringe any licensed patents or any patent we own or misappropriate or otherwise violate our intellectual property rights. We may also be required to defend against claims of infringement and our licensed patents and any patents we own may become involved in priority or other intellectual property related disputes. To counter infringement or unauthorized use, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Also, third parties may initiate legal proceedings against us to assert that we are infringing their intellectual property rights or to challenge the validity or scope of our owned or licensed intellectual property rights. These proceedings can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to conduct intellectual property related litigations or proceedings than we can. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation and other intellectual property related proceedings could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or other intellectual property related proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation in the United States, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments in any such proceedings. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

We may be subject to claims by third parties asserting that our collaborators, employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees, including our senior management team, were previously employed at, or consulted for, universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Our collaborators’ employees may currently be or previously have been employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these persons, including each member of our senior management team, executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment or consulting agreements, that assigned ownership of intellectual property relating to work performed under such agreements to the contracting third party. Although we try to ensure that our employees do not use, claim as theirs, or misappropriate the intellectual property, proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used, claimed as theirs, misappropriated or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. Any of the foregoing may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed confidential information of third parties or are in breach of non-competition or non-solicitation agreements with our competitors.

We could be subject to claims that we or our employees, including senior management, have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors or others. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we caused an employee to breach the terms of their non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor or other party. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to CMP-001 and future product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers, competitors or other parties. An inability to incorporate such technologies or features would have a material adverse effect on our business, and may prevent us from successfully commercializing CMP-001 and future product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or consultants. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize CMP-001 and future product candidates, which could have an adverse effect on our business, financial condition, results of operations, stock price and prospects.

If we obtain any issued patents covering our technology, such patents could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign regulatory authority.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology, the defendant could counterclaim that the patent covering CMP-001 and future product candidates is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect CMP-001 and future product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. For example, with respect to the validity of our licensed patents or any patents we obtain in the future, we cannot be certain that there is no invalidating prior art of which we, our or our licensing partner’s patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on CMP-001 and future product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Patent terms may be inadequate to protect our competitive position with respect to CMP-001 and future product candidates for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as CMP-001 and future product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, but no longer than 14 years from the product’s approval date, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the USPTO in the United States, and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their products earlier than might otherwise be the case, which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

CMP-001 and future product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

CMP-001 is a biological product candidate. We believe that any of our product candidates approved in the United States as a biological product under a BLA should qualify for the 12-year period of regulatory exclusivity. The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, as part of the ACA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

However, there is also a risk that this exclusivity could be changed in the future. For example, this exclusivity could be shortened due to congressional action or through other actions, including future proposed budgets, international trade agreements and other arrangements or proposals. The extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. It is also possible that payers will give reimbursement preference to biosimilars over reference biologics, even absent a determination of interchangeability.

To the extent that we do not receive any anticipated periods of regulatory exclusivity for CMP-001 and future product candidates or the FDA or foreign regulatory authorities approve any biosimilar, interchangeable, or other competing products to CMP-001 and future product candidates, it could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	we, or our current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•	others may independently develop similar or alternative technologies or duplicate our technology without infringing our owned or in-licensed intellectual property rights;

•	it is possible that our pending patent applications or those we may own or in-license in the future will not lead to issued patents;

•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we cannot ensure that any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our product candidates;

•

we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable product candidates or will provide us with any competitive advantages;

•	we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;

•	we cannot ensure that we will be able to successfully commercialize our product candidates on a substantial scale, if approved, before the relevant patents that we own or license expire;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents of others may harm our business; and

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

Risks related to manufacturing and our reliance on third parties

We currently rely on third-party CMOs for the production of clinical supply of CMP-001 and may to rely on CMOs for the production of commercial supply of CMP-001, if approved. This reliance on CMOs increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Instead, we expect to rely on third parties for the manufacture of our product candidates and related raw materials for future pre-clinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We have entered into an arrangement with FujiFilm Diosynth Biotechnologies UK Limited, or FujiFilm, as part of our clinical development for CMP-001. FujiFilm is providing our CMOs with the drug substance intermediate Qbeta Dimer and the drug product QbG10 for the development of CMP-001. These CMOs subsequently label, package and distribute to our CROs. We may also enter into agreements with additional companies for the supply of substances for use in the development of CMP-001 or any future product candidates or for the manufacture of such product candidates.

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient, or API, necessary to produce CMP-001 and future product candidates we may develop in the quantities needed for our clinical trials or, if CMP-001 or any future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or active pharmaceutical ingredients, or API, by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of CMP-001 or any future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business.

The facilities used by third-party manufacturers to manufacture CMP-001 or any future product candidates must be authorized by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. Some of our contract manufacturers may not have produced a commercially-approved product and therefore may not have obtained the requisite FDA approvals to do so. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Finding new CMOs or third-party suppliers involves additional cost and requires our management’s time and focus. In addition, there is typically a transition period when a new CMO commences work. Although we generally have not, and do not intend to, begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of our product candidates to complete the clinical trial, any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Additionally, any changes implemented by a new CMO could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of CMP-001 and future product candidates and jeopardize our ability to commence product sales and generate revenue.

As part of their manufacture of our product candidates, our CMOs and third-party suppliers are expected to comply with and respect the intellectual property and proprietary rights of others. If a CMO or third-party supplier fails to acquire the proper licenses or otherwise infringes, misappropriates or otherwise violates the intellectual property or proprietary rights of others in the course of providing services to us, we may have to find alternative CMOs or third-party suppliers or defend against applicable claims, either of which would significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates, if approved.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;

•	breach of the manufacturing agreement by the third party;

•	failure to manufacture our product according to our specifications;

•	failure to manufacture our product according to our schedule or at all;

•

production difficulties caused by unforeseen events that may delay the availability of one or more of the necessary raw materials or delay the manufacture of CMP-001 or any future product candidates for use in clinical trials or for commercial supply, including as a result of the COVID-19 pandemic;

•	misappropriation of our proprietary information, including our trade secrets and know-how; and

•	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

CMP-001 and any other product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of CMP-001 or any other future product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials. If those third parties do not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements, we may be unable to obtain regulatory approval for CMP-001 or any future product candidates.

We rely on third-party CROs, study sites, and others to conduct, supervise, and monitor our preclinical studies and clinical trials for CMP-001 and future product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines, including as a result of the impact of the COVID-19 pandemic, could substantially harm our business because we may be delayed in completing or unable to complete the studies required to support future approval of CMP-001 and future product candidates, or we may not obtain marketing approval for, or commercialize, CMP-001 and future product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements our product development activities would be delayed and our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with the FDA’s Good Laboratory Practice regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.

In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest.

We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our trials complies with the applicable regulatory requirements. In addition, our clinical trials must be conducted with product candidates that were produced under cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.

The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if these parties are adversely impacted by the COVID-19 pandemic limiting or materially affecting their ability to carry out their contractual duties, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for CMP-001 and future product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize CMP-001 and future product candidates; or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for CMP-001 and future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management’s time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines.

We also rely on other third parties to store and distribute our products for the clinical trials that we conduct. Any performance failure on the part of our distributors could delay clinical development, marketing approval, or commercialization of CMP-001 and future product candidates, which could result in additional losses and deprive us of potential product revenue.

Our collaboration agreements with any future partners may not be successful, which could adversely affect our ability to develop and commercialize CMP-001 or any future product candidates.

We may in the future seek collaboration arrangements with other parties for the development or commercialization of CMP-001 or any future product candidates. The success of existing or any future collaboration arrangements may depend on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these arrangements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

Collaborations with biopharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration could adversely affect us financially and could harm our business reputation.

Any future collaborations we might enter into may pose a number of risks, including the following:

•	collaborators may not perform their obligations as expected;

•

collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could fail to make timely regulatory submissions for a product candidate;

•	collaborators may control the public release of information regarding the developments, and we may not be able to make announcements or data presentations on a schedule favorable to us;

•

collaborators may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements, which could subject them or us to regulatory enforcement actions;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of CMP-001 and future product candidates;

•

a collaborator with marketing and distribution rights to CMP-001 or any future product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates or might result in litigation or arbitration, any of which would be time consuming and expensive;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation; and

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability.

If any collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our collaborators subsequently terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such potential future collaboration. If we do not receive the funding we expect under the agreements, our development of CMP-001 and future product candidates could be delayed and we may need additional resources to develop CMP-001 and future product candidates and our product platform.

Additionally, if any future collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.

We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop CMP-001 and future product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

Risks related to our operations

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of Barry Labinger, our Chief Executive Officer and Art Krieg, our founder and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of June 30, 2020, we had 21 full-time employees, and in connection with becoming a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. See “– We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.” The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of CMP-001 and future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize CMP-001 and future product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

We are required to maintain internal controls over financial reporting. Commencing with the end of our next fiscal year , we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have not yet been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, in connection with the audits of our financial statements as of and for the years ended December 31, 2018 and 2019, we identified a material weakness in our internal control over financial reporting. See “—We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.”

In addition, our independent registered public accounting firm will be required to provide an attestation report on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to provide the attestation report.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if our independent registered public accounting firm determines that we continue to have a continuing or additional material weakness or a significant deficiency in our internal control over financial reporting, or we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. As a result, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

We believe that any internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public company, we are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Decision-making can be faulty and breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

We determined that a material weakness in our internal control over financial reporting existed during fiscal year 2019 and remained unremediated as of June 30, 2020. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and condensed interim financial statements will not be detected or prevented on a timely basis.

The material weakness we identified is related to the maintenance of an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked sufficient personnel to maintain effective segregation of duties in the processing and recording of financial transactions.

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes. We are in the process of building a finance organization and implementing measures designed to improve our internal control over financial reporting and remediate the control deficiency that led to this material weakness, including hiring additional finance and accounting personnel.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. In addition, we could become subject to investigations by The Nasdaq Global Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

If we engage in future acquisitions or strategic partnerships, our capital requirements may increase, our stockholders may be diluted, we may incur debt or assume contingent liabilities, and we may be subject to other risks.

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	the issuance of our equity securities;

•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•

risks and uncertainties associated with the other party to such a transaction, including the prospects of that party, their regulatory compliance status, and their existing products or product candidates and marketing approvals; and

•

our inability to generate revenue from acquired technology or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Any of the foregoing may materially harm our business, financial condition, results of operations, stock price and prospects.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global financial markets are experiencing, as a result of the COVID-19 pandemic, and have in the past experienced, extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

As of June 30 , 2020, our cash and cash equivalents were $80.3 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes or other natural disasters or pandemics such as the COVID-19 pandemic could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We plan to put disaster recovery and business continuity plans in place, however, these may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of CMP-001 and future product candidates’ development programs.

Despite our implementation of security measures, our internal computer systems, and those of our CROs, CMOs, IT suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyber-attacks and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs for CMP-001 and future product candidates. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of CMP-001 and future product candidates could be delayed.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the EU in May 2018 and introduces strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Our third-party manufacturers and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage or disposal of these materials could be time consuming or costly and could have a material adverse effect on the success of our business.

Our third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. The operations of our third-party manufacturers and suppliers also produce hazardous waste products. We and our third-party manufacturers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. We cannot entirely eliminate the risk of contamination or injury from these materials or wastes. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with civil or criminal fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks related to our common stock

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or SEC, annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. The Jumpstart Our Business Startups Act, or JOBS Act, permits emerging growth companies and smaller reporting companies like us to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this extended time period for compliance, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political and economic environment, and the high levels of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will increase our net loss and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive drugs or technologies;

•	results of clinical trials of CMP-001 and future product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of CMP-001 and future product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license future product candidates or drugs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	the impact of the COVID-19 pandemic on the U.S. and global economies and global equity markets;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

If securities analysts do not continue to publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lockup and other legal restrictions on resale lapse, the trading price of our common stock could decline. Members of our Board of Directors and shareholders affiliated with our Board of Directors hold common stock and if any of them were to sell a portion of their holdings of our common stock, our stock price could be negatively affected.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2020 Plan and our 2020 ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•

a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated bylaws designate a certain court as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation and our amended and restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or by-laws or (v) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware Forum Provision. The Delaware Exclusive Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternate forum, the United Stated District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as our principal office is located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in our shares of common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. In addition, these forum selection clauses in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Moreover, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our Public Offering of Common Stock

On August 7, 2020, we closed our initial public offering, or IPO, in which we issued and sold 5,000,000 shares of common stock, at a public offering price of $15.00 per share. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-239932), which was declared effective by the SEC on August 6, 2020, or the Prospectus. BofA Securities, Jefferies and BMO Capital Markets acted as joint book-running managers for the offering. The aggregate gross proceeds to us from our initial public offering was $76.6 million.

The aggregate net proceeds to us from the public offering was approximately $68.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $8.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. On September 3, 2020 the underwriters of the IPO exercised a portion of their overallotment option by purchasing an additional 109,861 shares from us at the IPO price, resulting in an additional $1.5 million in net proceeds after deducting the underwriting discounts and commissions.

There has been no material change in the planned use of IPO proceeds from that described in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on August  7, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

83

Item	6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 2020

CHECKMATE PHARMACEUTICALS, INC.

By:	/s/ Barry Labinger
Barry Labinger
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Kleem Chaudhary, Ph.D.
Kleem Chaudhary, Ph.D.
Chief Business Officer
(Principal Financial Officer)