Form 10-Q
period 2020-09-30
Checkmate Pharmaceuticals, Inc.
filed 2020-11-13
CIK 1651431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2020, the registrant had 21,550,547 shares of common stock, $0.0001 par value per share outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

•

We are a clinical-stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future. We may never achieve or sustain profitability.

•

We have never generated any revenue from product sales, and our ability to generate revenue from product sales and become profitable will depend significantly on our success in achieving a number of goals and on other factors.

•

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

•	We are heavily dependent on the success of CMP-001, our only product candidate.

•

We will not be able to commercialize CMP-001 and future product candidates if our preclinical studies do not produce successful results and our clinical trials do not demonstrate the safety and efficacy of CMP-001 and future product candidates.

•	CMP-001 is based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

•

Difficulty in enrolling patients could delay or prevent clinical trials of CMP-001 and future product candidates. We may find it difficult to enroll patients in our clinical trials or any subsequent trials that we may conduct.

•

CMP-001 will and future product candidates may be evaluated in combination with third-party drugs, and we will have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

•

We currently rely on third-party contract manufacturing organizations (“CMOs”) for the production of clinical supply of CMP-001 and may rely on CMOs for the production of commercial supply of CMP-001, if approved. This reliance on CMOs increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

•

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials. If those third parties do not perform satisfactorily, we may be unable to obtain regulatory approval for CMP-001 or any future product candidates.

•

The regulatory approval processes of the U.S. Food and Drug Administration (the “FDA”) and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize CMP-001 and future product candidates as expected, and our ability to generate revenue may be materially impaired.

•

Our relationships with patients and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

•

We face significant competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their product candidates are shown to be safer or more effective than ours, our commercial opportunity may be reduced or eliminated.

•

If we are unable to obtain, maintain and protect our intellectual property rights for our technology and our product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.

•	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

•

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

•

A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third-parties on whom we rely, our supply chain, our ability to raise capital, and our financial results.

-i-

CHECKMATE PHARMACEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

-ii-

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “predicts,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and the negative thereof and similar words and expressions are intended to identify forward-looking statements.

Such forward-looking statements reflect, among other things, statements about:

•	our current expectations and anticipated results of operations;

•

the timing and the success of preclinical studies and clinical trials of CMP-001 and future product candidates, including our currently anticipated Phase 2 trial for anti-PD-1 refractory melanoma, randomized Phase 2 trial for front-line melanoma and our currently anticipated Phase 2 proof of concept study in advanced head and neck squamous cell carcinoma (“HNSCC”);

•	the initiation and completion of any clinical trials of CMP-001 and future product candidates;

•	the impact of the global novel coronavirus disease 2019 (“COVID-19”) pandemic on our business;

•

our need to raise additional funding before we can expect to generate any revenues from product sales and our ability to raise capital, including in light of the impact of the COVID-19 global pandemic and the related potential impact on the US and global economies;

•	our ability to conduct successful clinical trials or obtain regulatory approval for CMP-001 or any future product candidates that we may identify or develop;

•	our ability to ensure adequate supply of CMP-001 and any future candidates;

•	our ability to maintain third-party relationships necessary to conduct our business;

•	our dependence upon the success of our research to generate and advance additional product candidates;

•	our ability to establish an adequate safety and efficacy profile for CMP-001 or any future product candidates that we may pursue;

•	the implementation of our strategic plans for our business, CMP-001 and any other product candidates we may develop and our technology;

•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	the rate and degree of market acceptance and clinical utility for CMP-001 and any other product candidates we may develop;

•	our estimates about the size of our market opportunity;

•	our ability to maintain and establish collaborations and strategic relationships, including our clinical trial collaboration with an affiliate of Merck KGaA (“Merck”) and Pfizer Inc. (“Pfizer”);

•	the potential benefits of the continued existence of research, development, testing and manufacturing services by FujiFilm Diosynth Biotechnologies UK Limited (“FujiFilm”);

•	our financial performance and liquidity;

•	our ability to effectively manage our anticipated growth;

•	developments relating to our competitors and our industry, including the impact of government regulation;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	our ability to maintain adequate internal controls over financial reporting;

•	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

•	our expectations regarding the period during which we qualify as a “smaller reporting company”;

•	our use of proceeds from our initial public offering and our expectations regarding our estimated expenses, the sufficiency of our cash resources, and our need for additional financing, and

•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$137,340	$4,185
Restricted cash	20	20
Prepaid expenses and other current assets	6,705	921

Total current assets	144,065	5,126

Total assets	$144,065	$5,126

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$3,706	$2,234
Accrued expenses	5,154	3,100
Series B preferred stock tranche right liability	—	300

Total current liabilities	8,860	5,634

Total liabilities	8,860	5,634
Commitments and Contingencies (Note 11)
Series A redeemable convertible preferred stock, $0.0001 par value; 0 and 25,000,000 shares authorized, issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	32,482
Series B redeemable convertible preferred stock, $0.0001 par value, 0 and 29,972,284 shares authorized as of September 30, 2020 and December 31, 2019, respectively; and 0 and 26,283,386 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	64,446
Preferred stock, $0.0001 par value, 10,000,000 and 0 shares authorized as of September 30, 2020 and December 31, 2019, respectively; no shares outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 300,000,000 and 76,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 21,550,547 and 1,488,489 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	264,344	—
Accumulated deficit	(129,141)	(97,437)

Total stockholders’ equity (deficit)	135,205	(97,436)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$144,065	$5,126

The accompanying notes are an integral part of these condensed financial statements.

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$6,673	$5,076	$19,462	$17,126
General and administrative	3,160	1,208	6,465	3,365

Total operating expenses	9,833	6,284	25,927	20,491

Loss from operations	(9,833)	(6,284)	(25,927)	(20,491)

Other income (expense), net:
Interest income	4	43	32	160
Change in fair value of convertible loan notes	—	—	(83)	—

Total other income (expense), net	4	43	(51)	160

Net loss and comprehensive loss	$(9,829)	$(6,241)	$(25,978)	$(20,331)

Reconciliation of net loss attributable to common stockholders:
Net loss	$(9,829)	$(6,241)	$(25,978)	$(20,331)
Accretion of Series B preferred stock tranche right liability	—	(700)	—	(700)
Accretion of issuance costs on redeemable convertible preferred stock	(5)	(34)	(461)	(85)
Accrued dividends on redeemable convertible preferred stock	(1,579)	(1,573)	(5,536)	(4,301)

Net loss attributable to common stockholders	$(11,413)	$(8,548)	$(31,975)	$(25,417)

Weighted-average common shares outstanding—basic and diluted	13,580,105	1,486,131	5,519,028	1,438,001

Net loss per share attributable to common stockholders—basic and diluted	$(0.84)	$(5.75)	$(5.79)	$(17.68)

The accompanying notes are an integral part of these condensed financial statements.

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2020	25,000,000	$33,479	29,972,284	$75,314	53,123,923	$85,475	1,488,489	$1	$—	$(117,798)	$(117,797)
Stock issuance costs related series C preferred stock	—	—	—	—	—	(5)	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	—	—	5	—	—	—	(5)	(5)
Exercise of stock options	—	—	—	—	—	—	3,956		4		4
Stock-based compensation expense	—	—	—	—	—	—	—	—	852	—	852
Accrued dividends on redeemable convertible preferred stock	—	225	—	584	—	770	—	—	(70)	(1,509)	(1,579)
Conversion of redeemable convertible preferred stock	(25,000,000)	(33,704)	(29,972,284)	(75,898)	(53,123,923)	(86,245)	14,948,241	1	195,846	—	195,847
Issuance of common shares upon initial public offering net of underwriting discounts, commissions and offering costs		—	—	—	—	—	5,109,861	—	67,712	—	67,712
Net loss	—	—	—	—	—	—	—	—	—	(9,829)	(9,829)

Balances at September 30, 2020	—	$—	—	$—	—	$—	21,550,547	$2	$264,344	$(129,141)	$135,205

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2019	25,000,000	$31,474	22,594,491	$54,227	—	$—	1,483,113	$1	$—	$(79,440)	$(79,439)
Issuance of Series B preferred stock at $2.1687 per share and Series B preferred stock initial tranche right, net of issuance costs of $34	—	—	3,688,895	7,266	—	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	34	—	—	—	—	—	(34)	(34)
Accretion of Series B preferred stock tranche right liability	—	—	—	700	—	—	—	—	—	(700)	(700)
Vesting of restricted stock awards	—	—	—	—	—	—	3,913	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	79	—	79
Accrued dividends on redeemable convertible preferred stock	—	504	—	1,069	—	—	—	—	(79)	(1,494)	(1,573)
Net loss	—	—	—	—	—	—	—	—	—	(6,241)	(6,241)

Balances at September 30, 2019	25,000,000	$31,978	26,283,386	$63,296	—	$—	1,487,026	$1	$—	$(87,909)	$(87,908)

The accompanying notes are an integral part of these condensed financial statements.

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	25,000,000	$32,482	26,283,386	$64,446	—	$—	1,488,489	$1	$—	$(97,437)	$(97,436)
Issuance of series B preferred stock at $2.1687 per share, net of issuance costs of $27	—	—	3,688,898	7,973	—	—	—	—	—	—	—
Exercise of series B preferred stock tranche right	—	—	—	300	—	—	—	—	—	—	—
Issuance of series C preferred stock at $1.6016 per share, net of issuance costs of $435	—	—	—	—	46,828,167	74,566	—	—	—	—	—
Conversion of convertible notes into series C convertible preferred stock	—	—	—	—	6,295,756	10,083	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	27	—	434	—	—	—	(461)	(461)
Exercise of stock options	—	—	—	—	—	—	3,956	—	4	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,053	—	1,053
Accrued dividends on preferred stock	—	1,222	—	3,152	—	1,162	—	—	(271)	(5,265)	(5,536)
Conversion of redeemable convertible preferred stock	(25,000,000)	(33,704)	(29,972,284)	(75,898)	(53,123,923)	(86,245)	14,948,241	1	195,846	—	195,847
Issuance of common shares upon initial public offering net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	5,109,861	—	67,712		67,712
Net loss	—	—	—	—	—	—	—	—	—	(25,978)	(25,978)

Balances at September 30, 2020	—	$—	—	$—	—	$—	21,550,547	$2	$264,344	$(129,141)	$135,205

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2018	25,000,000	$30,482	17,522,259	$41,491	—	$—	1,394,961	$1	$—	$(62,802)	$(62,801)
Issuance of Series B preferred stock at $2.1687 per share and Series B preferred stock initial tranche right, net of issuance costs of $85	—	—	8,761,127	18,215	—	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	85	—	—	—	—	—	(85)	(85)
Accretion of Series B preferred stock tranche right liability	—	—	—	700	—	—	—	—	—	(700)	(700)
Exercise of stock options	—	—	—	—	—	—	77,876	—	74	—	74
Vesting of restricted stock awards	—	—	—	—	—	—	14,189	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	236	—	236
Accrued dividends on redeemable convertible preferred stock	—	1,496	—	2,805	—	—	—	—	(310)	(3,991)	(4,301)
Net loss	—	—	—	—	—	—	—	—	—	(20,331)	(20,331)

Balances at September 30, 2019	25,000,000	$31,978	26,283,386	$63,296	—	$—	1,487,026	$1	$—	$(87,909)	$(87,908)

The accompanying notes are an integral part of these condensed financial statements.

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(25,978)	$(20,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,053	236
Change in fair value of notes payable	83	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(5,784)	(451)
Accounts payable	1,473	781
Accrued expenses	1,735	(499)

Net cash used in operating activities	(27,418)	(20,264)

Cash flows from financing activities
Cash received from stock option exercise	4	74
Proceeds from issuance of convertible preferred stock, net of issuance costs	82,539	18,915
Proceeds from initial public offering of common stock, net of underwriting discounts, commissions and issuance costs	68,030	—
Proceeds from issuance of convertible loan notes	10,000	—

Net cash provided by financing activities	160,573	18,989

Net increase (decrease) in cash, cash equivalents and restricted cash	133,155	(1,275)
Cash, cash equivalents and restricted cash at beginning of period	4,205	12,079

Cash, cash equivalents and restricted cash at end of period	$137,360	$10,804

Supplemental disclosure of non-cash financing activities:
Accretion of issuance costs to redeemable convertible preferred stock	$461	$85
Accretion of Series B preferred stock tranche right liability	$—	$700
Exercise of Series B preferred stock tranche right	$300	$—
Accrued dividends on redeemable convertible preferred stock	$5,536	$4,301
Conversion of convertible loan notes into Series C preferred stock	$10,083	$—
Issuance of common stock upon conversion of redeemable convertible preferred stock	$195,847	$—
Initial public offering issuance costs included in accrued expenses	$318	$—

The accompanying notes are an integral part of these condensed financial statements.

CHECKMATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Checkmate Pharmaceuticals, Inc. (“Checkmate” or the “Company”), headquartered in Cambridge, Massachusetts, is a clinical stage biotechnology company incorporated under the laws of the State of Delaware in July 2015 that is focused on developing and commercializing its proprietary technology to harness the power of the immune system to combat cancer. Since its inception, the Company has devoted substantially all of its efforts to the research and development activities, including recruiting management and technical staff, raising capital, producing materials for non-clinical and clinical studies and building infrastructure to support such activities, and has not yet generated any revenue. Expenses have primarily been for research and development and related administrative costs. The Company has financed its operations through the sale of common stock, convertible debt and redeemable convertible preferred stock.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of the Company. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2019, included in the Company’s registration statement on Form S-1 relating to its initial public offering(the “IPO”) (File No. 333-239932) dated and filed on July 17, 2020 with the U.S. Securities and Exchange Commission, or the SEC, as amended (the “Registration Statement”), which became effective on August 6, 2020. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies other than those disclosed in Note 2 below.

Initial Public Offering

On August 11, 2020, the Company closed the IPO, at which time the Company issued and sold 5,000,000 shares of its common stock, at a price to the public of $15.00 per share. On September 3, 2020, the underwriters of the IPO exercised a portion of their overallotment option by purchasing an additional 109,861 shares from the Company at the IPO price. The Company received approximately $67.7 million in net proceeds, inclusive of the over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

In connection with the closing of the IPO, all outstanding shares of the Company’s preferred stock were converted into 14,948,241 shares of common stock.

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

As of May 13, 2020, the issuance date of the Company’s audited financial statements for the year ended December 31, 2019, the Company concluded that there was substantial doubt about its ability to continue as a going concern for one year after the date that those financial statements were issued. Subsequent to the issuance of those financial statements, the Company received net proceeds of $67.7 million from the IPO and $75.0 million from the issuance of Series C redeemable convertible preferred stock (“Series C preferred stock”) in June 2020. Accordingly, as of the issuance date of these unaudited condensed financial statements, the Company expects its cash and cash equivalents of $137.3 million as of September 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months beyond the date of issuance of these unaudited condensed financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Unaudited interim financial information

The accompanying interim unaudited condensed financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes as of and for the year ended December 31, 2019, included in the Company’s Registration Statement. The Company’s financial information as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet data as of December 31, 2019 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 3, Summary of Significant Accounting Policies, to the financial statements for the year ended December 31, 2019 in the Registration Statement. There have been no material changes to the significant accounting policies during the nine-month period ended September 30, 2020 except as described below.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in the condensed statements of stockholders’ equity as a reduction of additional paid-in capital. During the three months ended September 30, 2020, in connection with the IPO, the Company reclassified deferred offering costs in the amount of $1.6 million to additional paid-in-capital as an offset to the IPO.

During the three months ended September 30, 2020, in connection with the IPO, the Company incurred $1.9 million of additional offering related costs. These costs were recorded as a reduction in additional paid-in-capital in the accompanying condensed balance sheets.

Fair Value Option

As permitted under ASC 825, Financial Instruments (“ASC 825”), the Company has elected the fair value option to account for its convertible loan notes. In accordance with ASC 825, the Company recorded these convertible loan notes at fair value with changes in fair value recorded as a component of other income (expense), net in the condensed statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible loan notes were expensed as incurred and were not deferred. The Company concluded that it was appropriate to apply the fair value option to the convertible loan notes because there are no non-contingent beneficial conversion options related to the convertible loan notes.

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 includes several provisions to simplify the accounting for income taxes and removes certain exceptions for recognizing deferred taxes for investments, performing intra period allocation and calculating income taxes in interim periods. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. The Company early adopted ASU 2019-12 prospectively effective January 1, 2020 and the adoption did not have any impact on the Company’s unaudited condensed financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). This update clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. The guidance is required to be applied retrospectively to the date of initial application of Topic 606 and entities should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The Company early adopted ASU 2018-18 effective January 1, 2020 and the adoption did not have any impact on the Company’s unaudited condensed financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The ASU modifies, and in certain cases eliminates, the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for the Company on January 1, 2020. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company adopted ASU 2018-13 effective January 1, 2020 and the adoption did not have any impact on the Company’s unaudited condensed financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2019. The Company adopted ASU 2017-11 during the three months ended March 31, 2020 and the adoption did not have any impact on the Company’s unaudited condensed financial statements and related disclosures.

3 – FAIR VALUE MEASUREMENT

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$137,100	$—	$—	$137,100

Total assets	$137,100	$—	$—	$137,100

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money market funds	$4,003	$—	$—	$4,003

Total assets	$4,003	$—	$—	$4,003

Liabilities:
Series B preferred stock tranche right liability	$—	$—	$300	$300

Total liabilities	$—	$—	$300	$300

VALUATION OF SERIES B PREFERRED STOCK TRANCHE RIGHT LIABILITY

The Series B preferred stock tranche right liability at December 31, 2019 is composed of the fair value of rights to purchase Series B redeemable convertible preferred stock (“Series B preferred stock”). The fair value of the Series B preferred stock tranche right liability was determined based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The fair value of the preferred stock tranche right liability was determined using a binomial model, which considered as inputs the value of the Series B preferred stock, the expected return of the underlying Series B preferred stock during the period between the valuation date and the expected event date, the probability and timing of achieving the specified milestones as of each valuation date and a discount rate. The most significant assumption in the binomial model impacting the fair value of the Series B preferred stock tranche right liability is the fair value of the Company’s Series B as of each measurement date. The Company determines the fair value per share of the underlying Series B preferred stock by taking into consideration the most recent sales of its Series B preferred stock, results obtained from third-party valuations and additional factors the Company deems relevant. At December 31, 2019, the fair value of each share of Series B preferred stock was $2.20 per share. The series B preferred stock tranche right was exercised on January 14, 2020. The change in fair value of the series B preferred stock tranche right liability from December 31, 2019 to January 14, 2020 was not material.

The following table provides a roll-forward of the aggregate fair value of the Company’s series B preferred stock tranche right liability, for which fair value is determined using Level 3 inputs:

Series B Preferred Stock Tranche Right Liability
(in thousands)
Balance as of December 31, 2019	$300
Exercise of Series B preferred stock tranche right	(300)

Balance as of September 30, 2020	$—

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

Convertible Loan Notes
(in thousands)
Balance as of December 31, 2019
Initial fair value	$10,000
Change in fair value plus accrued interest	83
Settlement of convertible loan notes	(10,083)

Balance as of September 30, 2020	$—

4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Payroll and employee related expenses	$1,600	$1,051
External research and development	3,377	1,969
Other accrued expenses	177	80

Total accrued expenses	$5,154	$3,100

5 – CONVERTIBLE LOAN NOTES

On April 21, 2020, the Company entered into a note purchase agreement (the “note purchase agreement”), pursuant to which the Company issued unsecured convertible loan notes to investors for a total of $10.0 million in principal. The Company will pay simple interest on the outstanding principal amount to the extent not converted at the rate of 8% per annum. No repayment of principal or interest was due until maturity, which occurs 12 months after issuance of the convertible loan notes. Under the note purchase agreement, the convertible loan notes outstanding principal and unpaid accrued interest automatically convert upon a “Qualified Financing” (as defined in the note purchase agreement). If the Qualified Financing is consummated within (i) three months after the date of the agreement, the conversion price shall be equal to 90% of the per share price paid by the investors; (ii) if consummated more than three months after the date of the note purchase agreement, but within six months, the conversion price shall be equal to 80% of the per share price paid by the investors; and (iii) is consummated more than six months after the date of the note purchase agreement, the conversion price shall be equal to 70% of the price per share paid by the investors.

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

The Company elected the fair value option to account for the convertible loan notes. The Company recorded the convertible loan notes at fair value and subsequently remeasured them to fair value upon settlement of the convertible loan notes. Changes in fair value were recognized as a component of other income (expense), net in the condensed statements of operations and comprehensive loss. The Company recognized a loss in the condensed statements of operations and comprehensive loss of $0.1 million as change in fair value of the convertible notes during the nine months ended September 30, 2020.

6 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

On August 11, 2020, in connection with the closing of the IPO, all outstanding shares of the Company’s preferred stock were converted into 14,948,241 shares of common stock. As a result of the conversion, the Company reclassified the carrying value of its preferred stock, which included all cumulative but unpaid dividends, to common stock and additional paid-in-capital in the amount of $1,000 and $195.8 million, respectively. Following the closing of the IPO, 10,000,000 shares of undesignated preferred stock were authorized and no shares were outstanding,

As of December 31, 2019, the preferred stock consisted of the following:

	Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
	(dollars in thousands)
Series A redeemable convertible preferred stock	25,000,000	$32,482	$32,482	3,343,542
Series B redeemable convertible preferred stock	26,283,386	64,446	64,446	3,946,001

	51,283,386	$96,928	$96,928	7,289,543

Preferred stock was classified outside of stockholders’ deficit because the shares contain redemption features that are not solely within the control of the Company.

Series C Preferred Stock Financing

In June 2020, the Company entered into the Series C Preferred Stock Purchase Agreement, pursuant to which the Company was authorized to issue 62,489,557 shares of Series C preferred stock, at a price of $1.6016 per share. As part of the closing, the Company issued 46,828,167 shares of Series C preferred stock at $1.6016 per share resulting in net proceeds received $74.6 million and an additional 6,295,756 shares of Series C preferred stock in satisfaction of the conversion of $10.0 million convertible loan notes and $0.1 million of accrued interest. The aggregate purchase price of the Series C preferred stock was $85.1 million and the Company incurred issuance costs of $0.4 million, which was recorded as a reduction to the Series C preferred stock carrying value.

Series B Preferred Stock Financing

In January 2020, the Company issued 3,688,898 of Series B preferred stock at a price of $2.16867 per share, resulting in net proceeds received of $8.0 million. The rights and preferences of the Series B preferred stock issued in January 2020 are identical to Series B preferred stock issued in prior periods. As a result of the issuance, the fair value of the associated outstanding series B tranche right liability of $0.3 million was reclassified to Series B preferred stock. In connection with the Series C preferred stock financing, the conversion price of the Series B preferred stock was decreased from $16.21536 to $14.4451 such that the rate at which shares of Series B preferred stock may be converted into shares of common stock was adjusted from 1:1 to 0.15013:1.

Dividends

Preferred stock accrued dividends on a cumulative basis at $0.08 per share per annum for Series A redeemable convertible preferred stock (the “Series A preferred stock”) $0.17349 per share per annum for Series B preferred stock and $0.128128 per share per annum for Series C preferred stock, calculated daily and payable when and if declared by the Company’s board of directors. No dividends may be paid to common stockholders until all dividends to preferred stockholders are paid in full, except stock dividends paid to common stockholders. At August 10, 2020, immediately prior to the closing of the IPO, cumulative dividends for Series A preferred stock, Series B preferred stock and Series C preferred stock were $8.7 million, $10.6 million and $1.2 million, respectively.

Through September 30, 2020, no dividends have been declared or paid by the Company.

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

The Company’s common stock available for future issuance as of September 30, 2020 is summarized as follows:

Common stock authorized	300,000,000
Common stock authorized, issued and outstanding	21,550,547
Common stock authorized and reserved for future issuance:
Common stock reserved for future exercises of stock option awards	2,491,336
Common stock reserved for future share-based awards	2,512,757

Common stock reserved for issuance under the 2020 ESPP Plan	267,119
Total common stock authorized and reserved for future issuance	26,821,759

Unreserved common stock available for future issuance	273,178,241

8 – STOCK-BASED COMPENSATION

Stock Options

In August 2015, the Company’s board of directors approved the Checkmate Pharmaceuticals, Inc. 2015 Stock Option and Grant Plan (the “2015 Plan”), to encourage and enable the officers, employees, directors, consultants and other key persons to acquire a proprietary interest in the Company. The 2015 Plan provided for the granting of incentive stock options, non-statutory stock options and restricted stock awards as determined by the board of directors.

In August 2020, the Company’s board of directors and stockholders adopted and approved the Checkmate Pharmaceuticals, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and cash based awards to its officers, employees, non-employee directors and consultants of the Company. The maximum number of stock awards to be issued under the 2020 Plan is 3,935,005 shares, which is comprised of the initial limit of 3,205,430 shares plus 729,575 shares that were remaining available for issuance under the Company’s 2015 Plan. Each January 1, beginning on January 1, 2021, the number of shares of stock reserved and available for issuance under the 2020 Plan shall be cumulatively increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the 2020 Plan administrator. Upon the creation of the 2020 Plan, no new stock awards will be issued from the 2015 Plan. Any awards granted from the 2015 Plan that are forfeited, canceled or held back will be added back to shares issuable under the 2020 Plan. As of September 30, 2020, an aggregate of 2,512,757 shares of common stock were available for future grant.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three and Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.31%	1.30%
Expected term (in years)	6.05	5.75
Expected volatility	78.3%	70.0%
Dividend yield	—	—

The per share weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2020 and 2019 was $14.76 and 1.61 respectively. As of September 30, 2020, total unrecognized compensation expense related to stock options totaled $14.1 million, which is expected to be recognized over a weighted average period of 3.8 years.

The following table summarizes the activity under the Company’s stock option plan during the nine months ended September 30, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,073,044	$2.45	8.7	$902
Granted	1,422,248	$14.76
Forfeited	—	$—
Exercised	(3,956)	$0.95

Outstanding at September 30, 2020	2,491,336	$9.48	9.1	$9,681

Vested and expected to vest at September 30, 2020	2,491,336	$9.48	9.1	$9,681
Exercisable at September 30, 2020	484,458	$2.61	7.4	$4,357

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised during the three and nine months ended September 30, 2020 was $0.1 million.

Restricted Stock

The Company did not grant restricted stock during the nine months ended September 30, 2020. All previously granted restricted stock was fully vested as of December 31, 2019.

Stock-based Compensation Expense

Total stock-based compensation expense was classified in the accompanying condensed statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$509	$53	$588	$75
General and administrative	343	26	465	161

Total stock-based compensation expense	$852	$79	$1,053	$236

Employee Stock Purchase Plan

In July 2020, the Company’s board of directors and stockholders adopted and approved the Checkmate Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”) which became effective immediately before the closing of the IPO. The 2020 ESPP was created to provide eligible employees of the Company and other qualified participants to purchase the Company’s common stock at 85% of the fair market value of the common stock on the offering date or the exercise date, whichever is lower, for up to 15% of such employee’s compensation for each pay period. The Company reserved 267,119 shares of common stock for the 2020 ESPP. The 2020 ESPP provides for an annual increase in the number of shares of common stock to be reserved for future issuance under the 2020 ESPP. Each January 1, beginning on January 1, 2022, the number of shares of stock reserved and available for issuance under the 2020 ESPP shall be cumulatively increased by the lesser of (i) 267,119 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the 2020 ESPP administrator.

9 – INCOME TAXES

The Company incurred federal and state net operating losses and recorded a full valuation allowance against net deferred tax assets for all periods presented. Accordingly, the Company has not recorded a provision for federal or state income taxes.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into United States law on March 27, 2020 modifies certain provisions of the Tax Cuts and Jobs Act (the “TCJA”) with respect to net operating losses. Under the CARES Act, the limitation on the deduction of net operating losses to 80% of annual taxable income is suspended for taxable years beginning before January 1, 2021. The CARES Act did not have a material impact on the unaudited condensed financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Numerator
Net loss	$(9,829)	$(6,241)	$(25,978)	$(20,331)
Accretion of issuance costs on redeemable convertible preferred stock	(5)	(34)	(461)	(85)
Accretion of Series B preferred stock tranche right liability	—	(700)	—	(700)
Accrued dividends on redeemable convertible preferred stock	(1,579)	(1,573)	(5,536)	(4,301)

Net loss attributable to common stockholders	$(11,413)	$(8,548)	$(31,975)	$(25,417)

Denominator:
Weighted-average common shares outstanding—basic and diluted	13,580,105	1,486,131	5,519,028	1,438,001

Net loss per share attributable to common stockholders—basic and diluted	$(0.84)	$(5.75)	$(5.79)	$(17.68)

The following common stock equivalents outstanding at September 30, 2020 and 2019 have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	September 30,
	2020	2019
Options to purchase common stock	2,491,336	946,822
Unvested restricted common stock	—	1,463
Redeemable convertible preferred stock	—	6,858,727

11 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has a month-to-month lease agreement for its corporate space in Cambridge, Massachusetts. Rent expense is recognized as incurred. Rent expense for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively. Rent expense for the nine months ended September 30, 2020 and 2019 was $0.4 million and $0.3 million, respectively.

Clinical Trial Collaboration and Supply Agreement

On August 22, 2018, the Company entered into the Clinical Trial Collaboration and Supply Agreement (the “CTCSA”) with an affiliate of Merck KgaA (“Merck”) and Pfizer Inc. (“Pfizer” and, together with Merck, the “Alliance”). Pursuant to the CTCSA, the Company and the Alliance will each provide compound drug products that will be dosed concurrently or in combination in a clinical trial sponsored by Pfizer. This agreement was amended on March 4, 2019. In addition to providing a compound drug product to be used in the clinical trial, the Company will reimburse Pfizer for each patient dosed in the study using the Company’s compound at a specified rate outlined in the CTCSA. In no event will the amount of costs due by the Company to Pfizer exceed $4.0 million over the term of the CTCSA.

The costs of services performed and material used in connection with the research and development activities of the CTCSA, including reimbursements due to Pfizer, are included in research and development costs and expensed as incurred. The Company incurred $0.3 million and $0.8 million of expense during the three and nine months ended September 30, 2020, respectively, and no expense relating to the Pfizer reimbursement during the three and nine months ended September 30, 2019.

License Agreement

In June 2015, the Company entered into an exclusive license agreement with Cytos Biotechnology LTD (now Kuros Biosciences AG or “Kuros”) as amended in August 2017 and as further amended in January 2018 (the “Kuros License Agreement”). Pursuant to the Kuros License Agreement, in return for payments made, the Company was granted an exclusive, royalty-bearing, sublicensable, worldwide license, under all of Kuros’ intellectual property rights, including any intellectual property rights arising during the term of the Kuros License Agreement, to commercially develop, manufacture, use, distribute, and sell certain therapeutic products, including CMP-001, (the “Licensed Product”) for the diagnosis, treatment and prevention of all indications in humans and animals. Under the terms of the Kuros License Agreement, the Company is required to use commercially reasonable efforts to develop at least one Licensed Product. Under the Kuros License Agreement, the Company agreed to make milestone payments to Kuros for each product that achieved certain development and regulatory milestones, including milestone payments of up to $56.0 million for the Company’s current oncology programs. Included in this total are potential milestones of $2.0 million at the initiation of a Phase 2 trial for CMP-001 and $4.0 million at the initiation of a Phase 3 trial for CMP-001. Development and regulatory milestones are expensed to operations when they are deemed probable of being achieved. The Company is also required to pay royalties on sales of future products, if any.

As of September 30, 2020, the Company has incurred and paid license fees and milestone payments totaling $2.3 million pursuant to the Kuros License Agreement. These payments are comprised of a license fee of $1.0 million which was recognized in research and development expense in 2015, a $1.0 million milestone payment in connection with the dosing of the first patient in the first Phase 1 clinical trial which was recognized in research and development expense in 2016 and a $0.3 million license amendment fee in connection with the signing of the second amendment to the license agreement which was recognized in research and development expense in 2018. As of September 30, 2020, no other milestones were deemed probable of being achieved and, accordingly, no additional expense has been recognized.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2019 included in our final prospectus, or the Prospectus, filed with the Securities and Exchange Commission (“SEC”), on August 7, 2020 relating to our Registration Statements on Form S-1 (File No. 333-239932). This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in other filings with the SEC. Please also see the section entitled “Note Regarding Forward-Looking Statements” contained in the Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing our proprietary technology to harness the power of the immune system to combat cancer. Our product candidate, CMP-001, is a differentiated Toll-like receptor 9 (“TLR9”), agonist delivered as a biologic virus-like particle (“VLP”), utilizing a CpG-A oligonucleotide as a key component. When injected into a tumor, CMP-001 is designed to trigger the body’s innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor and also tumors throughout the body. In a clinical trial of CMP-001 in combination with a systemic checkpoint inhibitor (“CPI”), in patients whose tumors were unresponsive or no longer responsive to a CPI, we have observed a best objective response rate (“ORR”), of 28%, including post-progression responders. We are evaluating CMP-001 across multiple tumor types in combination with other immunotherapy agents. Our founder, Art Krieg, first reported the discovery of immunostimulatory cytosine-phosphate-guanine (“CpG”), DNA in 1995, which, combined with the discovery of TLR9, led to the recognition that synthetic CpG-A oligonucleotides have the potential to stimulate the TLR9 receptor for therapeutic purposes. Our goal is to establish CMP-001 as a foundational immuno-oncology therapy that engages the innate immune system to fight cancer and improve outcomes for patients with a broad range of solid tumors.

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

We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through September 30, 2020, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock.

We have incurred recurring losses and had negative operating cash flows since inception and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of CMP-001 or any other products we acquire or develop. Our net losses were $20.8 million and $28.3 million for the years ended December 31, 2018 and 2019, respectively, and for the nine months ended September 30, 2020, our net loss was $26.0 million. As of September 30, 2020, we had an accumulated deficit of $129.1 million. We expect to continue to incur significant expenses and to increase operating losses for at least the next several years.

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

On August 11, 2020, we completed the initial public offering of our common stock (the “IPO”). In the IPO, we issued and sold 5,000,000 shares of our common stock, at a price to the public of $15.00 per share. On September 3, 2020, the underwriters of the IPO exercised a portion of their overallotment option by purchasing an additional 109,861 shares from us at the IPO price. We received approximately $67.7 million in net proceeds, inclusive of the over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the IPO, on August 11, 2020, all redeemable convertible preferred stock was converted into shares of common stock.

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

COVID-19

In March 2020 the World Health Organization declared the global novel coronavirus disease 2019, (“COVID-19”), a pandemic. Although we have experienced some the impact of the COVID-19 pandemic on our business and operations, we cannot currently predict the scope and severity of any potential business shutdowns or disruptions or the resulting impact on future clinical trials. As of the date hereof, certain of our ongoing clinical trials are nearing completion and have not been materially affected by the COVID-19 pandemic, and the schedules for the near-term manufacture of CMP-001 at our contract manufacturing partners have also been largely unaffected to date. We are also in the planning stages for new clinical trials, and a number of activities are required in order to initiate patient enrollment into these trials that could be impacted by COVID-19.

As a result of the COVID-19 pandemic, a number of CMP-001 ongoing investigator-sponsored studies, including among others, the University of Pittsburgh-sponsored Phase 1/2 clinical trial evaluating CMP-001 in combination with nivolumab in advanced melanoma patients with lymph node disease and the Sheba Medical Center-sponsored Phase 1 trial evaluating CMP-001 in combination with nivolumab, ipilimumab and radiosurgery in subjects with metastatic colorectal cancer with liver metastases, have slowed or ceased enrollment. In addition, in March 2020, Pfizer paused enrollment of new patients in the ongoing JAVELIN Phase 2 study, which delayed our plans to initiate a clinical trial evaluating CMP-001 for the treatment of advanced head and neck squamous cell carcinoma. Pfizer resumed enrollment on a site-by-site basis in the second quarter of 2020.

While the COVID-19 pandemic did not materially impact our results of operations during the first nine months of 2020, the ultimate impact on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities and the development of our technology and our CMP-001 program and include:

•

expenses incurred in connection with the preclinical and clinical development of our technology and CMP-001, including clinical trials under agreements with contract research organizations (“CROs”), clinical investigators and consultants;

•	employee-related expenses, including salaries, benefits and travel and stock-based compensation expense, for employees engaged in research and development functions;

•

the cost of contract manufacturing organizations (“CMOs”), that manufacture drug product for use in our preclinical studies and clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;

•	costs related to compliance with regulatory requirements;

•	payments made under third-party licensing agreements, such as the Kuros License Agreement;

•	facilities and other expenses, which include direct and allocated expenses for facilities, insurance and supplies; and

•	costs related to compliance with regulatory requirements.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance CMP-001 into later stages of clinical development toward potential regulatory approval, advance CMP-001 for additional indications, as well as conduct translational research efforts and other preclinical and clinical development, including submitting regulatory filings for any other product candidates we may acquire or develop. In addition to the expected increase in third-party costs, we expect our personnel costs, including costs associated with stock-based compensation, will also increase substantially in the future. In addition, as we advance CMP-001 into potentially registrational clinical trials and, subject to positive data and regulatory approvals, potentially commercialize CMP-001, we expect to incur additional expenses from milestone and royalty payments related to the Kuros License Agreement.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits, stock-based compensation and travel expense for personnel in executive, business development, finance, human resources, legal and support functions. General and administrative expenses also include direct and allocated facility-related costs as well as insurance costs and professional fees for legal, patent, consulting, accounting and audit services, investor and public relations services and outsourced information technology services.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”), was signed into United States law. The TCJA includes a number of changes to then existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into United States law on March 27, 2020 modifies certain provisions of the TCJA with respect to net operating losses. Under the CARES Act, the limitation on the deduction of net operating losses to 80% of annual taxable income is suspended for taxable years beginning before January 1, 2021. The tax rate change under the TCJA resulted in (i) a reduction in the gross amount of our deferred tax assets as of December 31, 2017, without an impact on the net amount of our deferred tax assets, which are recorded with a full valuation allowance, and (ii) no income tax expense or benefit being recognized as of the enactment date of the TCJA.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three months ended			Nine Months ended
	September 30,		Increase	September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
			(unaudited, in thousands)
Operating expenses:
Research and development	$6,673	$5,076	$1,597	$19,462	$17,126	$2,336
General and administrative	3,160	1,208	1,952	6,465	3,365	3,100

Total operating expenses	9,833	6,284	3,549	25,927	20,491	5,436
Loss from operations	(9,833)	(6,284)	3,549	(25,927)	(20,491)	5,436
Interest income	4	43	(39)	32	160	(128)
Change in fair value of convertible loan notes	—	—	—	(83)	—	83

Total other income (expense)	4	43	(39)	(51)	160	(211)

Net loss and comprehensive loss	$(9,829)	$(6,241)	$3,588	$(25,978)	$(20,331)	$5,647

Research and Development Expenses

Research and development expenses were $6.7 million for the three months ended September 30, 2020 compared to $5.1 million for the three months ended September 30, 2019. The increase of approximately $1.6 million was primarily related to increases in personnel and consulting costs of $1.4 million in connection with preparations for the initiation of planned additional clinical trials of CMP-001 and increases in clinical trial costs of $0.3 million associated with increased patient enrollment in the ongoing trials of CMP-001. These were partially offset by a decrease of $0.2 million in contract manufacturing costs related to the timing of manufacturing runs of CMP-001 in the third quarter of 2020 compared to the same quarter of 2019.

Research and development expenses were $19.5 million for the nine months ended September 30, 2020 compared to $17.1 million for the nine months ended September 30, 2019. The increase of approximately $2.3 million was primarily due to increased personnel, consulting, recruiting and facility costs of $3.0 million associated increased development activities, partially offset by decreases in outsourced clinical research spending of $0.2 million due to higher clinical trial and discovery activity in the 2019 period and contract manufacturing spending of $0.5 million due to the timing of manufacturing runs.

General and Administrative Expenses

General and administrative expenses were $3.2 million in the three months ended September 30, 2020 compared to $1.2 million for the three months ended September 30, 2019. The increase of $2.0 million was primarily related to increases in personnel and consulting expense of $0.9 million, professional fees of $0.4 million and directors and officers insurance expense of $0.6 million, all related to the Company beginning operations as a publicly traded company.

General and administrative expenses were $6.5 million for the nine months ended September 30, 2020 compared to $3.4 million for the nine months ended September 30, 2019. The increase of $3.1 million is primarily due to increases in personnel and consulting costs of $1.9 million, professional fees of $0.6 million and directors and officer and insurance expense of $0.5 million, all related to the Company beginning operating as a publicly traded company.

Interest Income

Interest income was $4,000 for the three months ended September 30, 2020 compared to $43,000 for the three months ended September 30, 2019. Interest income was $32,000 for nine months ended September 30, 2020 compared to $0.2 million for the nine months ended September 30, 2019. The year-over-year decreases reflect significantly lower prevailing interest rates available on investments in the three and nine month periods of 2020 despite the higher average balances that resulted from the Company’s financing activities.

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

Liquidity and Capital Resources

Overview

We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through September 30, 2020, we have received net cash proceeds of $174.0 million from sales of our preferred stock, convertible debt and common stock. In April 2020, we received $10.0 million from the issuance of convertible loan notes and in June 2020, we received $74.6 million in additional net proceeds from the sale of Series C preferred stock. The convertible loan notes were converted into shares of Series C preferred stock in June 2020.

As noted above, in August 2020, we completed an IPO in which we received net proceeds of approximately $67.7 million, inclusive of the over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In connection with the IPO, all outstanding shares of our redeemable preferred stock were converted to common stock.

Since our inception, we have incurred recurring losses and generated negative operating cash flows. Our net loss was $20.8 million and $28.3 million for the years ended December 31, 2018 and 2019, respectively, and $26.0 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $129.1 million. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of September 30, 2020, we had cash and cash equivalents of $137.3 million.

We believe that the net proceeds from the IPO, together with our existing cash and cash equivalents as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months ended
	September 30,		Increase
	2020	2019	(decrease)
	(unaudited, in thousands)
Net cash used in operating activities	$(27,418)	$(20,264)	$7,154
Net cash provided from financing activities	160,573	18,989	141,584

Net increase (decrease) in cash, cash equivalents and restricted cash	$133,155	$(1,275)	$134,430

Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $20.3 million, primarily resulting from our net loss of $20.3 million and cash used by changes in our operating assets and liabilities of $0.2 million, partially offset by non-cash charges of $0.2 million.

During the nine months ended September 30, 2020, net cash used in operating activities was $27.4 million, primarily resulting from our net loss of $26.0 million and cash used in operating activities of $2.6 million, partially offset by non-cash charges of $1.1 million.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2019 was $19.0 million and consisted primarily of net proceeds from the issuance of Series B redeemable convertible preferred stock of $18.9 million.

Net cash provided by financing activities in the nine months ended September 30, 2020 was $160.6 million and consisted of the net proceeds from our IPO of $68.0 million, the issuance of Series B preferred stock and Series C preferred stock of $82.5 million and the proceeds from the issuance of convertible loan notes of $10.0 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for CMP-001 and any other product candidates that we may develop or acquire in the future. In addition, we have incurred, and expect to incur, additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on:

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

•

the outcome, timing and cost of meeting and maintaining compliance with regulatory requirements established by the U.S. Food and Drug Administration (the “FDA”), the European Medical Agency (the “EMA”) and other comparable foreign regulatory authorities;

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

Contractual Obligations and Commitments

We do not have any material principal contractual obligations and commitments as of September 30, 2020.

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

We have also entered into license and collaboration agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales. Pursuant to the Kuros License Agreement, we are required to make payments to Kuros for each product that achieves certain development and regulatory milestones. We are obligated to make up to $56.0 million in milestone payments to Kuros related to CMP-001. Included in this total are potential milestones of $2.0 million at the initiation of a Phase 2 trial for CMP-001 and $4.0 million at the initiation of a Phase 3 trial for CMP-001. We are also required to pay royalties on sales of future products, if any. As of September 30, 2020, we have incurred and paid license fees and milestone payments totaling $2.3 million pursuant to the Kuros License Agreement. These payments are comprised of a license fee of $1.0 million which was recognized in research and development expense in 2015, a $1.0 million milestone payment in connection with the dosing of the first patient in our first Phase 1 clinical trial, which was recognized in research and development expense in 2016, and a $0.3 million license amendment fee in connection with the signing of the second amendment to the Kuros License Agreement, which was recognized in research and development expense in 2018.

We do not currently have any long-term leases. We rent our office space in Cambridge, Massachusetts based on a month-to-month license agreement with the landlord.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our Registration Statement, which was filed with the SEC on August 7, 2020. There have been no changes to the critical accounting policies during the nine-month period ended September 30, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging growth company and smaller reporting company status

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to not “opt out” of this provision and, as a result, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2012, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We would cease to be an emerging growth company upon the earliest of: (1) the last day of the fiscal year ending after the fifth anniversary of our initial public offering; (2) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (3) the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the prior June 30th; or (4) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities held by non-affiliates.

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

As of September 30, 2020, we had no debt outstanding and therefore were not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the British Pound. We recognized foreign currency losses of approximately $0.1 million in each of the nine month periods ended September 30, 2019 and 2020. These foreign currency transaction losses were recorded as a component of general and administrative expense in our condensed statements of operations. At September 30, 2020, an immediate 5% change in the British Pound exchange rate would not have a material effect on our results of operations.

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

Item 4. Controls and Procedures.

Internal Control over Financial Reporting

In the preparation of our financial statements in connection with our 2019 annual audit, we determined that a material weakness in our internal control over financial reporting existed during our fiscal year 2019. This weakness remains unremediated as of September 30, 2020. See “Risk Factors—We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.”

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

Our management, with the participation of our Chief Executive Officer and Chief Business Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Business Officer concluded that due to the material weakness, described below, our disclosure controls and procedures were not effective as of September 30, 2020.

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

To remediate the material weakness described above, we are in the process of expanding our finance organization and redesigning our processes and related controls to maintain effective segregation of duties in the processing and recording of financial transactions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Systems of disclosure controls and internal controls over financial reporting and their associated policies and procedures, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the system of control are achieved. Further, the design of a control system must be balanced against resource constraints, and therefore the benefits of controls must be considered relative to their costs. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives. We conduct periodic evaluations of our systems of controls to enhance, where necessary, our control policies and procedures.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Quarterly Report on Form 10-Q, we were not a party to any material legal matters or claims. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, and we are early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our CMP-001 program and our virus-like particle (“VLP”) technology. To date, no drugs based on our VLP technology have been approved. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.

We are not profitable, have never generated any revenue and have incurred losses in each period since our inception. For the years ended December 31, 2018 and 2019, we reported a net loss of $20.8 million and $28.3 million, respectively, and $26.0 million for the nine months ended September 30, 2020. At September 30, 2020, we had an accumulated deficit of $129.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, CMP-001 and future product candidates we may develop.

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

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

•

initiating and completing preclinical and clinical development of CMP-001 and future product candidates, including our currently anticipated Phase 2 trials for anti-PD-1 refractory melanoma, a randomized Phase 2 trial for front-line melanoma and a Phase 2 proof of concept study in advanced head and neck squamous cell carcinoma;

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

Even if CMP-001 or any future product candidates that we develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any such product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the “FDA”) or comparable foreign regulatory authorities to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate.

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

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing CMP-001 and our VLP technology and future product candidates, and conducting preclinical studies and clinical trials, including our currently anticipated Phase 2 trials for anti-PD-1 refractory melanoma, a randomized Phase 2 trial for front-line melanoma and our currently anticipated Phase 2 proof of concept study in advanced head and neck squamous cell carcinoma, including any unforeseen costs we may incur as a result of trial delays or other impacts due to the COVID-19 pandemic, discussed below;

•	the timing of, and the costs involved in, obtaining regulatory and marketing approvals for CMP-001 and future product candidates if clinical trials are successful;

•	the success of existing or any future collaborations;

•	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

•	the cost of manufacturing CMP-001 and future product candidates for clinical trials;

•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements, including the Kuros License Agreement;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and

•	the emergence of competing cancer therapies and other adverse market developments.

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

We expect that our existing cash and cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of CMP-001 or any future product candidates.

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

Risks related to our business and industry

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

Even if we were to successfully obtain approval from the FDA and foreign regulatory authorities for CMP-001, any approval might contain significant limitations related to use, including limitations on the stage or type of cancer CMP-001 is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications, or requirement for a risk evaluation and mitigation strategy (“REMS”). Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for CMP-001. Furthermore, even if we obtain regulatory approval for CMP-001, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize CMP-001, we may not be able to generate sufficient revenue to continue our business.

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

We are currently conducting clinical studies with CMP-001 in patients with melanoma, both in combination with certain checkpoint inhibitor immunotherapies and as a monotherapy, and currently anticipate conducting clinical studies evaluating CMP-001 in HNSCC in combination with avelumab and other immunomodulators. CMP-001 and future product candidates that we may develop will require extensive preclinical and clinical trials before we can submit a marketing application to the applicable regulatory authorities. These product candidates are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

The results of preclinical studies, preliminary study results, and early clinical trials of CMP-001 and future product candidates may not be predictive of the results of later-stage clinical trials or of the results of clinical trials conducted in other types of cancer or non-cancer indications. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek regulatory approvals from the FDA or other regulatory authorities. CMP-001 and future product candidates may not perform as we expect, and we may be unable to demonstrate to the FDA’s satisfaction that CMP-001 or any future product candidates are safe, pure, and potent, or effective for their desired indications. These setbacks may result in enhanced scrutiny by regulators or institutional review boards (“IRBs”) of clinical trials of product candidates, including CMP-001, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials, as well as increasing the costs of trials or limiting the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of our product candidates.

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

•

we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or contract research organizations (“CROs”);

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

•

we may have insufficient funds to pay the substantial user fees required by the FDA upon the submission of a Biologics License Application (“BLA”) or equivalent authorizations from comparable foreign regulatory authorities;

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. For example, in March 2020, Pfizer temporarily paused enrollment of new patients in the ongoing JAVELIN Phase 2 trial due to the COVID-19 pandemic, which delayed our plans to initiate a clinical trial evaluating CMP-001 for the treatment of HNSCC. A suspension or termination of a trial may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

While oncolytic immunotherapies are an emerging class of cancer treatment, they remain a novel approach. We have concentrated all of our research and development efforts on CMP-001, and our future success depends on the successful development of this therapeutic approach. Should we encounter development problems, the FDA and foreign regulatory authorities may refuse to approve CMP-001, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or clinical data to the FDA or foreign regulatory authority, there would be no guarantee that the FDA or foreign regulatory authority would accept them or approve CMP-001. We or our CMOs may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our or their equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing CMP-001 or future product candidates on a timely or profitable basis, if at all.

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

Identifying and qualifying patients to participate in clinical studies of CMP-001 and future product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing CMP-001 and future product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment or due to other unforeseen factors such as the impact of the COVID-19 pandemic. In March 2020, Pfizer temporarily paused enrollment of new patients in the ongoing JAVELIN Phase 2 trial due to the COVID-19 pandemic, which delayed our plans to initiate a clinical trial evaluating CMP-001 for the treatment of HNSCC. We may not be able to initiate or continue clinical trials for CMP-001 and future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are initially focused on patients with melanoma and HNSCC, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, with respect to CMP-001, we cannot be certain of the status of other competitive products in development, whether trial designs and sites for other similar products are more accessible for eligible patients or that we will be able to find enough qualified investigators and sites willing to participate in our trials. In addition, some of our competitors or potential competitors have ongoing clinical trials for product candidates that treat the same indications as CMP-001, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we have reported interim data from our ongoing clinical trials of CMP-001 elsewhere in this Quarterly Report on Form 10-Q. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

CMP-001 will, and future product candidates may, be evaluated in combination with third-party drugs, and we will have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

CMP-001 will, and future product candidates may, be evaluated in combination with checkpoint inhibitors (“CPIs”) or other compounds. In September 2018, we entered into a clinical collaboration with Merck and Pfizer to evaluate CMP-001 in combination with avelumab. Our ability to develop and ultimately commercialize CMP-001 and future product candidates used in combination with avelumab, pembrolizumab, nivolumab, atezolizumab, ipilimumab or any other CPIs or other compounds will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

In the event that Merck, Pfizer or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such CPIs. Additionally, should the supply of products from Merck and Pfizer, or any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us or our collaborators, our clinical collaborations may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Risks related to government regulation

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

We have received Fast Track designation by the FDA for CMP-001 for certain designations and may seek such designation for any future product candidates, but such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that CMP-001 and future product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. In July 2020, the FDA granted Fast Track designation for CMP-001 in combination with a PD-1 blocking antibody (nivolumab or pembrolizumab) in both anti-PD-1 refractory melanoma and first-line metastatic melanoma.

We may seek Fast Track designation for our future product candidates, but there is no assurance that the FDA will grant this designation to any of our product candidates. Marketing applications filed by sponsors of products receiving Fast Track designation may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation alone does not assure qualification for priority review. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though CMP-001 has received Fast Track designation, and any future product candidates may receive Fast Track designation, we may not experience a faster development, regulatory review or approval process compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval or that approval will be granted in any particular time frame. In addition, the FDA may withdraw Fast Track designation at any time if it believes that the designation is no longer supported by data from our clinical development program or that the relevant criteria are no longer met.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In addition, on April 16, 2020, the FDA announced that although its New Drug Program was continuing to meet program user fee performance goals, due to many agency staff working on COVID-19 activities it was possible that the FDA would not be able to sustain its current level of performance. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if CMP-001 or any future product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.

Any product candidate for which we may obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current good manufacturing practices (“cGMPs”), requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, and good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act (the “ACA”) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted that may impact our business if we are able to commercialize any product candidates. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The CARES Act, which was signed into law on March 27, 2020 to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. The U.S. Department of Health and Human Services (“ HHS”), has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”) and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

For the core technology related to CMP-001 and its component parts, we are prosecuting seven families of patent applications which we own including composition of matter, methods of use, combination therapies, drug delivery, dose volume, aggregation, packaging and pDC recruitment claims. Further, we have an exclusive license for 10 families of patents and patent applications including composition of matter, manufacturing methods, aggregation, packaging and synthesis claims. Some patents have issued in the United States and internationally and additional patent applications are pending in the United States and internationally (either in foreign jurisdictions or under the Patent Cooperation Treaty(“PCT”)). As of April 30, 2020, we own or exclusively license the rights to 13 issued US patents. The 15 families include a total of 141 issued or granted patents worldwide. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or CMP-001 or any future product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

If we fail to comply with our obligations in the agreements under which we collaborate with or license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

We are a party to the Kuros License Agreement and we expect to enter into additional license agreements in the future. The Kuros License Agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. In spite of our efforts, Kuros and any future licensors may allege that we have materially breached our obligations under the relevant license agreement and may therefore attempt to terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of our lead products or other product candidates that we may identify. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

The U.S. Patent and Trademark Office (the “USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payments and other similar provisions during the patent application process and to maintain patents after they are issued. For example, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents and patent applications often must be paid to the USPTO and foreign patent agencies over the lifetime of our licensed patents or any patents we own in the future. In certain circumstances, we may rely on future licensing partners to take the necessary action to comply with these requirements with respect to licensed intellectual property. Although an unintentional lapse can be cured for a period of time by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to obtain and maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to CMP-001 or any future product candidates, which could have a material adverse effect on our business.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect CMP-001 and future product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. They also include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

CMP-001 is a biological product candidate. We believe that any of our product candidates approved in the United States as a biological product under a BLA should qualify for the 12-year period of regulatory exclusivity. The enactment of the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) as part of the ACA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell CMP-001 and future product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to CMP-001 and future product candidates, including interference proceedings, post-grant review, inter partes review and derivation proceedings before the USPTO. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing CMP-001 and future product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing CMP-001 or any future product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business.

In addition, we are developing CMP-001 in combination with certain PD-1 blockades, including avelumab, pembrolizumab and nivolumab, which are covered by patents or licenses held by Merck and Pfizer, or Merck US and Bristol Myers Squibb, respectively, to which we do not have a license other than for use in connection with the applicable clinical trial. We also may develop any future product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with CMP-001 or any future product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

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

Risks related to manufacturing and our reliance on third parties

We currently rely on third-party CMOs for the production of clinical supply of CMP-001 and may continue to rely on CMOs for the production of commercial supply of CMP-001, if approved. This reliance on CMOs increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Instead, we expect to rely on third parties for the manufacture of our product candidates and related raw materials for future pre-clinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We have entered into an arrangement with FujiFilm as part of our clinical development for CMP-001. FujiFilm is providing our CMOs with the drug substance intermediate Qbeta Dimer and the drug product QbG10 for the development of CMP-001. These CMOs subsequently label, package and distribute to our CROs. We may also enter into agreements with additional companies for the supply of substances for use in the development of CMP-001 or any future product candidates or for the manufacture of such product candidates.

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient, or API, necessary to produce CMP-001 and future product candidates we may develop in the quantities needed for our clinical trials or, if CMP-001 or any future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or active pharmaceutical ingredients (“API”) by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of CMP-001 or any future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business.

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

Our commercial success will depend in part on the maintenance of our license agreements. Currently, we are a party to the Kuros License Agreement, and we expect to enter into additional license agreements in the future. The Kuros License Agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, under the Kuros License Agreement, we are required to use commercially reasonable diligence to develop and commercialize a product and to satisfy specified payment obligations. If we fail to comply with our obligations under the Kuros License Agreement or any future license agreements with any party, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. The Kuros License Agreement further provides Kuros with a right to terminate the license agreements for our material breach or default under the agreement, including the failure to make any required milestone or other payments. Should Kuros exercise such a termination right, we would lose our right to the intellectual property under the license agreement, and such loss may materially harm our business. Moreover, the termination of the Kuros License Agreement or any reduction in our collaboration with Kuros may delay or impair our development efforts.

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

As of September 30, 2020, we had 21 full-time employees, and in connection with becoming a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. See “– We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.” The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of CMP-001 and future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize CMP-001 and future product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We are required to maintain internal controls over financial reporting. Commencing with the end of our next fiscal year, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have not yet been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, in connection with the audits of our financial statements as of and for the years ended December 31, 2018 and 2019, we identified a material weakness in our internal control over financial reporting. See “—We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.” In addition, our independent registered public accounting firm will be required to provide an attestation report on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to provide the attestation report.

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

We determined that a material weakness in our internal control over financial reporting existed during fiscal year 2019 and remained unremediated as of September 30, 2020. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and condensed interim financial statements will not be detected or prevented on a timely basis.

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

Risks related to our common stock

The price of our common stock may be volatile and fluctuate substantially.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation and our amended and restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or by-laws or (v) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Exclusive Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternate forum, the United Stated District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), as our principal office is located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in our shares of common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

General risk factors

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior September 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future.

For example, the TCJA was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitations on the tax deduction for net interest expense (except for certain small businesses), limitations on the utilization of net operating losses (“NOLs”) from taxable years beginning after December 31, 2017, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. The CARES Act, signed into United States law on March 27, 2020, modifies certain provisions of the TCJA with respect to net operating losses. Under the CARES Act, the limitation on the deduction of net operating losses to 80% of annual taxable income is suspended for taxable years beginning before January 1, 2021.

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

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19, which we refer to as the COVID-19 pandemic. The COVID-19 pandemic originated in Wuhan, China in December 2019 and has since spread to multiple countries, including the United States and most European countries. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which the COVID-19 pandemic may impact our preclinical studies or clinical trial operations, as well as our supply chain, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of the COVID-19 pandemic, or the effectiveness of actions to contain and treat COVID-19. The COVID-19 pandemic may also affect employees of third-party contract research organizations (“CROs”) located in affected geographies that we rely upon to carry out our clinical trials. In addition, in March 2020, Pfizer temporarily paused enrollment of new patients in the ongoing JAVELIN Phase 2 trial, which delayed our plans to initiate a clinical trial evaluating CMP-001 for the treatment of advanced head and neck squamous cell carcinoma. As COVID-19 continues to spread around the globe, we may experience additional disruptions that could severely impact our business and clinical trials, including:

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

•

risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events or patient withdrawals from our trials;

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

•

changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

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

Although we have begun to experience the impact of the COVID-19 pandemic on our business and operations, we cannot currently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten many of the other risks described in this “Risk Factors” section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global financial markets are experiencing, as a result of the COVID-19 pandemic, and have in the past experienced, extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

As of September 30, 2020, our cash and cash equivalents were $137.3 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

We or the third parties upon whom we depend may be adversely affected by natural or other disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather, medical epidemic, pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents, including the COVID-19 pandemic, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We plan to put disaster recovery and business continuity plans in place; however, these may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by the HITECH Act), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the European Union in May 2018 and introduces strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our Public Offering of Common Stock

On August 11, 2020, we closed our initial public offering (“IPO”), in which we issued and sold 5,000,000 shares of common stock, at a public offering price of $15.00 per share. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-239932), which was declared effective by the SEC on August 6, 2020. BofA Securities, Jefferies and BMO Capital Markets acted as joint book-running managers for the offering.

The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise, was approximately $67.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $8.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on August 7, 2020.

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
(1)

The certifications on Exhibit 32 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2020

CHECKMATE PHARMACEUTICALS, INC.

By:	/s/ Barry Labinger
Barry Labinger
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Kleem Chaudhary, Ph.D.
Kleem Chaudhary, Ph.D.
Chief Business Officer
(Principal Financial Officer)