Form 10-K
period 2020-12-31
Checkmate Pharmaceuticals, Inc.
filed 2021-03-29
CIK 1651431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-39425

Checkmate Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4813934
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 Main Street, 2nd Floor Cambridge, MA	02142
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 682-3625

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CMPI	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $314,566,207 as of December 31, 2020 (based on a closing price of $14.59 per share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2021, the total number of shares outstanding of the registrant’s Common Stock was 21,618,395 shares.

Documents Incorporated by Reference:

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

•

We are a clinical-stage biopharmaceutical company with a very limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future. We may never achieve or sustain profitability.

•

A pandemic, epidemic, or outbreak of an infectious disease, such as the global novel coronavirus disease 2019 (“COVID-19”) pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third-parties on whom we rely, our supply chain, our ability to raise capital, and our financial results.

•

We have never generated any revenue from product sales, and our ability to generate revenue from product sales and become profitable will depend significantly on our success in achieving a number of goals and on other factors.

•

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our research, product development or commercialization efforts.

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

•

CMP-001 is being, and future product candidates may be, evaluated in combination with third-party drugs, and we do not have control over the supply, regulatory status, or regulatory approval of such drugs.

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

•

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials. If those third parties do not perform satisfactorily, we may be unable to obtain regulatory approval for CMP-001 or any future product candidates or any approvals that may be obtained may be delayed.

•	Our collaboration agreements with any future third-parties may not be successful, which could adversely affect our ability to develop and commercialize CMP-001 or any future product candidates.

•

The regulatory approval processes of the U.S. Food and Drug Administration (the “FDA”) and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize CMP-001 and future product candidates as expected, and our ability to generate revenue may be materially impaired or eliminated.

•

Our relationships with patients and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

•

We face significant competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If competitive product candidates are shown to be safer or more effective than ours, our commercial opportunity may be reduced or eliminated.

•

If we are unable to obtain, maintain and protect our intellectual property rights for our technology and our product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.

•	Our success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

•

We identified a material weakness in our internal control over financial reporting. However, if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•	our current expectations and anticipated results of operations;

•

the timing and the success of preclinical studies and clinical trials of CMP-001 and future product candidates, including our current Phase 2 trial for anti-PD-1 refractory melanoma, randomized Phase 2 trial for first-line melanoma and our current Phase 2 proof of concept study in advanced head and neck squamous cell carcinoma (“HNSCC”);

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

•

our ability to maintain and establish collaborations and strategic relationships, including our clinical trial collaboration with an affiliate of Merck KGaA (“Merck”), Pfizer Inc. (“Pfizer”) and Bristol-Myers Squibb Company (“BMS”);

•	the potential benefits of the continued existence of research, development, testing and manufacturing services provided by contract manufacturing organizations;

•	our financial performance and liquidity;

•	our ability to effectively manage our anticipated growth;

•	developments relating to our competitors and our industry, including the impact of government regulation;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	our ability to maintain adequate internal controls over financial reporting;

•	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

•	our expectations regarding the period during which we qualify as a “smaller reporting company”;

•

our use of proceeds from our initial public offering (“IPO”) and our expectations regarding our estimated expenses, the sufficiency of our cash resources, our expected cash runway and our need for additional financing, and

•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

We may from time-to-time provide estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. These estimates involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART 1

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Checkmate,” the “Company,” “we,” “us” and “our” refer to Checkmate Pharmaceuticals, Inc. and its subsidiary.

Item 1.	Business.

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing our proprietary technology to harness the power of the immune system to combat cancer. Our product candidate, CMP-001, is an advanced generation Toll-like receptor 9 (“TLR9”) agonist delivered as a biologic virus-like particle (“VLP”) utilizing a CpG-A oligonucleotide as a key component. When injected into a tumor, CMP-001 is designed to trigger the body’s innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor and also tumors throughout the body. In a clinical trial of CMP-001 in combination with a systemic checkpoint inhibitor (“CPI”) in patients with melanoma whose tumors were unresponsive or no longer responsive to a CPI, we have observed a best objective response rate (“ORR”) of 28% (27/98), including post-progression responders. We have assembled a strong management team and infrastructure to evaluate CMP-001 across multiple tumor types in combination with other immunotherapy agents. Our founder, Art Krieg, first reported the discovery of immunostimulatory cytosine-phosphate-guanine(“CpG”) DNA in 1995, which, combined with the discovery of TLR9, led to the recognition that synthetic CpG-A oligonucleotides have the ability to stimulate the TLR9 receptor for therapeutic purposes. Our goal is to establish CMP-001 as a foundational immuno-oncology therapy that engages the innate immune system to fight cancer and improve outcomes for patients with a broad range of solid tumors.

Many tumors possess mechanisms to evade the immune system. One such evasion mechanism is through the expression of signaling molecules known as immune checkpoint proteins, which inhibit some immune cells that are capable of mounting an immune response against the tumor. Checkpoint inhibitors, such as antibodies that block programmed death receptor 1 (“ PD-1”) have the ability to reverse this mechanism of evasion, thereby unleashing anti-tumor T cells to destroy tumors. However, except with respect to certain rare tumor types, these therapies are only effective in a minority of patients, as many patients do not have an activated T cell response targeting their tumors. We have observed increased anti-tumor T cell activity in preclinical and clinical studies of the combination of a CPI with an innate immune activator of Type I interferons (“IFN-α”) a large subgroup of interferon proteins that help regulate the immune system. Of the many different IFN-α inducers that have been tested in human immune cells, TLR9 agonist CpG-A oligonucleotides have been found to be the most potent in inducing IFN-α. We believe that the distinct mechanism of action of CMP-001, along with its structure as a VLP, leads to the activation of innate immunity in a way that initiates or restores a systemic adaptive immune response with anti-tumor T cells.

Our top priorities are to (1) Advance the clinical development of CMP-001 toward marketing authorizations for the treatment of melanoma, and (2) Develop CMP-001 for use across other relevant tumor types and indications. We are conducting a Phase 2 trial of CMP-001 in combination with nivolumab in anti-PD-1 refractory melanoma. We believe that data from this trial, if successful, could help support submission of a biologics license application (“BLA”). Additionally, we are conducting a randomized Phase 2 trial of CMP-001 in combination with nivolumab in first-line melanoma. In addition to these studies in melanoma, we are conducting a study of CMP-001 in combination with pembrolizumab in relapsed / refractory metastatic head and neck squamous cell carcinoma (“HNSCC”) and actively exploring potential trials in other tumor types.

Our Phase 1b clinical study has evaluated CMP-001 in subjects with advanced anti-PD-1 refractory melanoma in combination with pembrolizumab and as a monotherapy. In this study, as of September 30, 2020, we observed a best ORR of 28% (27/98), including post-progression responders, when CMP-001 was combined with pembrolizumab. Treatment related adverse events were generally manageable, the most common consisting of flu-like symptoms and injection site reactions.

We are also supporting an investigator-sponsored Phase 2 trial with CMP-001 in combination with nivolumab in the pre-surgery, or neoadjuvant, setting in patients with resectable melanoma not previously treated with PD-1 blockade. Data presented at The Society for the Immunotherapy of Cancer (SITC) on November 11, 2020 showed a Pathological Response (pCR, pMR, and pPR) of 70%, a pathological Complete Response (“pCR”) rate of 50%, and a Major Pathological Response (“MPR”) (pCR and pMR), rate of 60%. We believe these pathological response rates in the neoadjuvant setting support the development of CMP-001 in other anti-PD-1 naïve melanoma indications, such as first-line melanoma, which we are pursuing in a clinical trial. Historical response rates of other TLR9 agonists in combination with anti-PD-1 antibodies in the anti-PD-1 naïve metastatic or unresectable melanoma setting have shown objective response rates ranging from 49 to 76% as compared to an average of only 34 to 40% with PD-1 therapy alone. We expect that we will be required to conduct a randomized trial comparing CMP-001 in combination with PD-1 blockade versus PD-1 blockade alone if we pursue marketing authorization in the future in neoadjuvant melanoma. The U.S. Food and Drug Administration (“ FDA”) has granted CMP-001as a TLR9 agonist Orphan Drug Designation for the treatment of Stages IIb-IV melanoma and Fast Track designation for unresectable Stage III or Stage IV melanoma and unresectable or metastatic melanoma refractory to prior anti-PD-1 blockaded.

To date, CMP-001 has been studied in more than 250 melanoma patients in clinical trials. Based on the clinical data we have generated to date, including the generally manageable adverse events we have observed, we believe there is an opportunity for CMP-001 to be developed as a differentiated immuno-oncology therapy. On the strength of the clinical results observed in multiple settings of melanoma, we intend to conduct additional trials with CMP-001 in combination with anti-PD-1 antibodies. The following table sets forth the current status of our existing trials and our key clinical trials evaluating CMP-001 in melanoma as well as our expansion into new indications with our trial in HNSCC.

Clinical Pipeline

We believe that our novel mechanism of action creates significant potential to synergize with CPIs in two unique ways: (1) through the Type A class of CpG molecule, and (2) through the immunostimulatory effects of the VLP. To our knowledge, CMP-001 is the only investigational CpG-A class TLR9 agonist in clinical trials, and we believe the CpG-A class differs from other CpG classes in clinical development in their ability induce high levels of IFN-α. CpG-A oligonucleotides contain a native phosphodiester DNA backbone that is cleaved during TLR9 activation in order to generate the strongest possible IFN-α production. In contrast, CpG-B and CpG-C oligonucleotides, used in other TLR9 clinical studies, consist of TLR9 agonists constructed with a phosphorothioate backbone that cannot be cleaved during plasmacytoid dendritic cells (pDC) activation, and therefore induce a lower level of IFN-α production. We believe the differences in molecular structure have a meaningful impact on molecular signaling, and potentially on clinical efficacy. CpG-A activates TLR9 in early endosomes, which is in turn associated with high IFN-α production.

Our VLP technology is designed to encapsulate and protect the CpG-A oligonucleotide from degradation in the tumor. The first injection of the VLP stimulates the production of antibodies to the VLP. On subsequent injections, the antibodies may then bind to the VLP, potentially promoting the uptake of the CpG-A cargo into the pDCs via an activating receptor on the pDCs, FcgRIIA, which has been shown in pre-clinical models to enhance the systemic anti-cancer immune effect. In contrast, CpG-B and CpG-C oligonucleotides are taken up via oligonucleotide receptors without this added immune effect from the FcgRIIA. We believe this is another important differentiating factor in the efficacy of our approach.

We believe our VLP technology confers unique properties that enhance therapeutic immune stimulation. We plan to explore the applicability of our VLP technology as we pursue other innate immune targets beyond TLR9. In addition to our internal drug discovery and development efforts, we plan to explore potential strategic collaborative relationships, partnerships, acquisitions and licensing opportunities to enhance the development of our current programs and access additional novel product candidates.

To support our business efforts, we have assembled a management team with extensive experience in pharmaceutical and biologic discovery, development and commercialization at leading biopharmaceutical and biotechnology companies including Biogen, Coley, Human Genome Sciences, Eli Lilly, Novartis, Pfizer, Takeda, Moderna and Amgen. Since our inception in 2015, through venture funding and our IPO in August 2020, we have raised $241.7 million. Our private rounds included prominent biotechnology institutional investors including Sofinnova Investments, venBio Partners, F-Prime Capital, Decheng Capital, Longitude Capital, Novo Holdings, Medixci, Omega Funds, Clough Capital Partners, Sectoral Asset Management, and BrightEdge, the venture investment fund of the American Cancer Society.

Our CMP-001 Program

CMP-001 is based on a novel therapeutic approach that consists of two components: (1) a capsid protein that is produced by fermentation, and is derived from a QBeta RNA bacteriophage and (2) a CpG-A DNA oligonucleotide that is manufactured by solid phase synthesis. These two components are combined together under controlled conditions where they self-assemble to form the VLP.

To date, CMP-001 is the only CpG-A oligodeoxynucleotide in clinical development to our knowledge and is differentiated in several important ways from other TLR9 agonists in advanced clinical development, which are CpG-C oligodeoxynucleotides. We believe these differences have resulted in encouraging and differentiated clinical data.

First, CpG-A oligodeoxynucleotides are structurally distinct from CpG-C oligodeoxynucleotides, and they induce higher levels of IFN-α. In contrast, CpG-C oligodeoxynucleotides induced less IFN-α and more inflammatory cytokines and Interleukin-10 (IL-10), a key immune-suppressive cytokine produced by regulatory T-cells, when evaluated in pre-clinical models. Second, the CpG-A in CMP-001 is packaged in an immunogenic virus-like particle (VLP). A facilitating antibody response develops to the VLP, which is taken up by the target cells (plasmacytoid dendritic cells, or pDCs) through a specific receptor, FcgRIIA (CD32), that provides an additional positive signal to the pDC. In animal models, delivery via the VLP has enhanced the regression of non-injected, distant tumors.

We believe that the clinical data we have generated with CMP-001, both in monotherapy and in combination with PD-1 blockade, demonstrate compelling proof-of-concept consistent with the distinct molecular structure. In combination with pembrolizumab in patients with PD-1 refractory melanoma, the ORR was 23% (23/98) by RECIST v1.1, and 28% (27/98) when including post-progression responses. The median duration of response was 19.9 months. Furthermore, we believe that CMP-001 is the only TLR9 agonist to date to demonstrate compelling evidence of single-agent activity, despite the modest duration of response. Finally, we believe CMP-001 is the only TLR9 agonist to date to demonstrate compelling activity in combination with PD-1 blockade in patients with high-risk, Stage III neoadjuvant melanoma.

Based upon the totality of the data generated to date, we are developing CMP-001 in combination with PD-1 blockade in melanoma and other tumor types. We believe the combination with anti-PD-1 antibodies is scientifically sound and, if approved, will be commercially attractive compared to combinations with other immune checkpoint inhibitors such as ipilimumab.

Mechanism of Action of CMP-001

The human immune system possesses an innate ability to recognize and attack a wide variety of pathogens, including bacteria, viruses, fungi and parasites, as well as an ability to continuously surveil for dead, dying and diseased tissue. Like humans, bacteria and some viruses have DNA that encode their genome. Unlike humans, however, the DNA of viruses and bacteria has a distinct molecular structure with unmethylated CpG DNA which activates dedicated TLR9 receptors in pDCs. CpG DNA are relatively common in bacterial and viral DNA but are suppressed and methylated in human and other vertebrate DNA.

Once in an activated state, pDCs secrete large quantities of IFN-α to put the innate and adaptive immune system in a position to fight off infections and foreign bodies, such as tumors. This activation is critical since, in their resting, unactivated state in the microenvironment of many solid tumors, pDCs play an immunoinhibitory role in which they protect tumors from immune attack. We believe that CMP-001 can reverse this unfavorable pDC phenotype present in many tumors by causing these innate immune cells to trigger the body’s adaptive immune system, leading to a tumor-specific, T cell response.

CMP-001 is structurally and biologically distinct from other TLR9 agonists in clinical development. It consists of unmethylated CpG-A DNA on a natural phosphodiester backbone and self-aggregates into G-quadruplex structures that are encapsulated in a virus-like particle to make it appear like a virus to pDCs. The graphic below illustrates the hypothetical mechanism of action of CMP-001.

Unactivated pDCs can be recruited into tumors and protect them from immune attack. Injections of CMP-001 cause an antibody response to the VLP, which has been shown in preclinical studies to enhance the uptake of antibody-coated CMP-001 into pDCs through the activating Fc receptor, CD32. These studies also demonstrated that the VLP enhanced the systemic effect of the CpG-A beyond that of unencapsulated CpG-A. The natural phosphodiester backbone allows the CpG DNA to be cleaved inside the early endosome of the pDC, and has been shown to mediate greater activation of pDCs through TLR9. Activated pDCs can release large amounts of Type I interferons, which facilitate recruitment and activation of other immune cells, such as conventional dendritic cells, and T cells. We believe these effects can potentially culminate in the generation of large numbers of tumor-targeted T cells capable of killing the tumor both locally and systemically.

Our Development Strategy

Our clinical development strategy for CMP-001 is focused on two key pillars. First, on the strength of our clinical data to date, we intend to continue advancing clinical development toward a regulatory submission seeking approval of CMP-001 for the treatment of advanced melanoma. Second, because we believe that the mechanism of action for CMP-001 and the potential to enhance the effectiveness of PD-1 blockade are not limited to melanoma, we intend to develop CMP-001 in other relevant tumor types and indications, with an initial focus on head and neck cancer.

Clinical Data Supporting Our CMP-001 Development Plan

We have based our development plan on clinical data from three data sets:

1.	CMP-001 in combination with pembrolizumab in patients with PD-1 refractory melanoma

2.	CMP-001 in combination with nivolumab in patients with PD-1 naïve neoadjuvant melanoma

3.	Single-agent CMP-001 treatment in patients with PD-1 refractory melanoma

These data, which are described in further detail below, show that CMP-001 has been generally well-tolerated and has demonstrated preliminary anti-tumor activity in patients in combination with a PD-1 blockade in both PD-1 refractory melanoma and PD-1 naïve, neoadjuvant melanoma settings. While there has not been a head-to-head clinical trial comparing the CMP-001 and anti-PD-1 therapy combination with single agent anti-PD-1 therapy, we believe that the data generated to date supports further clinical evaluation of this combination.

Melanoma is a particularly dangerous form of cancer because of its ability to spread to other organs rapidly if not surgically removed at an early stage, as well as low response rates and limited durability of response when treated with commonly used chemotherapeutics. In 2020, melanoma of the skin is estimated to be the fifth most diagnosed cancer, and accounts for approximately 1% of all skin cancers in the United States. Estimates by the American Cancer Society of new diagnoses and deaths as a result of melanoma in the United States are 100,350 and 6,850 respectively. Most cases of melanoma are diagnosed at an early-stage and can often be cured with surgery alone. Patients diagnosed with early-stage melanoma typically have a five-year survival rate of 99%. More advanced melanoma can result in widespread metastasis to organs, including the skin, lung, brain, liver or intestines, and is less responsive to systemic therapy. Until the introduction of CPIs, treatment for metastatic melanoma primarily included surgery, radiation therapy, chemotherapy, interferon, or a combination of these treatments. According to data from the Surveillance, Epidemiology, and End Results (“SEER”) program, the five-year survival rate for metastatic melanoma patients is only approximately 25%. Despite the significant rates of responses achieved with CPIs compared to historical standards of care in patients with metastatic melanoma, a large portion of patients still do not respond to immunotherapy and only about half of all melanomas have genetic mutations that make them suitable for treatment with targeted therapies. Therefore, additional novel therapies are needed to expand the potential of immunotherapy to more patients.

Based on key opinion leader discussions, we believe a substantial proportion of patients with melanoma have at least one lesion that is accessible for intratumoral injection. These include cutaneous and sub-cutaneous lesions as well as palpable lymph nodes. To the extent that injection of a single lesion has been shown to have a systemic (abscopal) effect, patients with a single accessible lesion may be candidates for treatment with drugs administered by intratumoral injection. In clinical trials with CMP-001, injections have often been performed in outpatient clinics, by physicians, nurse practitioners, and nurses—often without the need for any imaging to assist in the procedure. These injections have been generally described to be similar to subcutaneous injections with various agents.

Phase 1b Study of Intratumoral CMP-001 in Patients with anti-PD-1 Refractory Melanoma

In October 2015, we initiated a two-part Phase 1b clinical trial to assess the effects of intratumoral CMP-001 in adult patients with advanced melanoma. In this trial, treatment with CMP-001 in combination with pembrolizumab has been generally well-tolerated, and CMP-001 reversed or overcame resistance to anti-PD-1 therapy in some patients with melanoma that progressed on prior anti-PD-1 therapy. We believe these data provide the foundation to pursue further Phase 2 studies with CMP-001 in combination with an anti-PD-1 antibody in patients who have metastatic or unresectable melanoma, particularly those with disease progression despite prior treatment with PD-1 blockade.

Part 1—Combination Treatment with CMP-001 and Pembrolizumab

Trial Design and Endpoints

In Part 1 of the Phase 1b study, which is fully enrolled, adult patients with metastatic or unresectable melanoma who did not respond or had disease progression after at least four doses of treatment that included PD-1 blockade were eligible for enrollment in the trial. The objectives of the study are to determine the recommended dose and schedule of CMP-001 when given in combination with pembrolizumab, or KEYTRUDA, and to assess and describe the safety profile, pharmacodynamics, and anti-tumor activity of the combination. Clinical benefit is being assessed through measurements of objective tumor response and duration of response every 12 weeks by the site investigators according to Response Evaluation Criteria in Solid Tumors (“RECIST”) v1.1. Patients with progressive disease were allowed to continue study treatment at the discretion of the investigator.

As of September 30, 2020, we enrolled 159 patients and assessed five dose levels, two dose schedules, and two formulations of CMP-001 (polysorbate 20 (“PS20”) at 0.01% and 0.00167% concentrations) in Part 1 of this study given intratumorally in combination with pembrolizumab, which was administered intravenously every three weeks according to the US Prescribing Information. The median age of the patients was 64 years and 56% were male. The median number of prior therapies was two (with a range of one to eight), and all patients received one or more prior regimens containing PD-1 blockade. Seventy-five percent (119/159) of patients received monotherapy PD-1 blockade and 50% (80/159) received PD-1 blockade in combination with other agents. Forty-seven percent of the patients had prior ipilimumab as a single agent and/or in combination with other drugs. The best response to prior therapy that included PD-1 blockade was progressive disease (“PD”) in 43% of the patients, stable disease (“SD”) in 31% of the patients, PR in 13% of patients and a complete response, or CR, in 4% of patients and 8% were unknown. Prior to enrollment, the last response assessment of PD-1 blocking antibody therapy was PD in 93% of patients, SD in 3% and unknown in 4%. Sixty-five percent of patients had an Eastern Cooperative Oncology Group (“ECOG”) performance status of zero and 35% had an ECOG performance status of one. Thirty-six percent had melanoma with a BRAF mutation. The lactate dehydrogenase (“LDH”) an adverse prognostic factor in patients with melanoma, was elevated in 42% of patients at baseline. The baseline disease locations in patients enrolled to the study included skin only in 8% of patients, lymph nodes (with or without skin lesions) in 19%, soft tissue (with or without skin lesions or lymph node metastases) in 13%, bone (with or without skin, lymph nodes, or soft tissue but without visceral metastases) in 4%, and any visceral metastases in 55%.

Anti-tumor Activity

We believe that we have demonstrated proof of concept for CMP-001 in combination with pembrolizumab in the PD-1 refractory melanoma patient setting based on the results from this trial. In the 98 patients who initiated treatment with intratumoral CMP-001 in 0.01% PS20, which was selected for subsequent development based on the results of this study, we observed that 28% (27/98) of these patients had a partial or complete response, including patients who responded to continued treatment after initial disease progression. The group of 98 also had a best ORR by RECIST v1.1 of 23% (23/98). The best ORR by RECIST v1.1 in the 61 patients who initiated treatment with intratumoral CMP-001 0.00167% PS20 was 11% (7/61). A publication in 2020 from the KEYNOTE-002 study reported that six patients out of 78 (7.7%) achieved an objective response with continued pembrolizumab treatment after initial disease progression. Based on this report, we believe that a response rate above 7% would be indicative of a treatment effect in excess of anti-PD-1 treatment alone.

In all the 159 patients who were treated by CMP-001 in combination with pembrolizumab, the Kaplan-Meier analysis produced a median duration of response of 19.9 months for all 37 responders including post-progression responders, and 19.9 months for the 30 responders with a RECIST v1.1 response as of the cutoff date.

We believe that the response rate and durability of response observed with CMP-001 treatment in combination with pembrolizumab in these patients provides strong evidence that CMP-001 administered intratumorally in combination with PD-1 blockade has the potential to address the unmet medical need for patients with melanoma that is progressing despite administering a PD-1 blockade. The activity of CMP-001 in combination with pembrolizumab was observed in both injected and non-injected target lesions, as shown in the figure below. The magnitude of regression between the injected and non-injected lesions was similar. In these responding patients, the mean regression across all injected target lesions was 71% and the mean regression across all non-injected target lesions was 62%.

CMP-001 + Pembrolizumab in Anti-PD-1 Refractory Melanoma: Regression in Injected and Noninjected Lesions

Safety Results

As of September 30, 2020, of the 159 patients enrolled in Part 1 of the Phase 1b clinical trial, all but three have experienced at least one adverse event assessed as treatment-related by the investigator. The most common adverse events were Grade 1 or 2 and include flu-like symptoms and injection site reactions. Treatment-related adverse events reported in at least 20% of patients included: chills (119 patients, 75%); pyrexia (98 patients, 62%); fatigue (87 patients, 55%); nausea (77 patients, 48%); vomiting (51 patients, 32%); injection site pain (48 patients, 30%); headache (48 patients, 30%); diarrhea (35 patients, 22%); decreased appetite (34 patients, 21%); back pain (33 patients, 21%), and hypotension (32 patients, 20%). Sixteen patients (10%) discontinued treatment due to an adverse event. Adverse events leading to treatment discontinuation which were considered related to treatment included pneumonitis (n=2) and atrial fibrillation, chills, diarrhea, disseminated intravascular dissemination, dyspnea, generalized edema, injection related reaction, injection site pain, muscular weakness, pancreatitis (n=1 each). Twenty-seven patients (17%) experienced a treatment-related serious adverse event (“SAE”) which included hypotension (n=7, 4%); pyrexia, cytokine release syndrome, muscular weakness (n=2, 1.3%); adrenal insufficiency, arthritis, asthenia, increased AST, atrial fibrillation, basal ganglia infarction, bronchitis, cardiac failure congestive, chills, confusional state, deep vein thrombosis, diarrhea, disseminated intravascular coagulation, encephalopathy, eye inflammation, fatigue, generalized edema, intracranial hemorrhage, nausea, peripheral edema, peripheral ischemia, pneumonitis, tumor pain, vomiting (n=1 patient, 0.6%). Fifty-eight patients (36%) experienced one or more treatment-related adverse events of Grade 3 or higher. The most common Grade 3 or 4 treatment-related adverse events reported in at least three patients included hypotension (n=11, 7%), hypertension (n=8, 5%), chills, back pain (n=5 each, 3%), increased AST, hypoxia, pyrexia (n=4 each, 2.5%), anemia, increased ALT, arthralgia, and hypophosphatemia (n=3 each, 2%).

Part 2—Monotherapy Treatment with CMP-001

Trial Design and Endpoints

In Part 2 of the Phase 1b clinical trial, which has been fully enrolled, adult patients with metastatic or unresectable melanoma who did not respond or had disease progression after at least four doses of PD-1 blockade were eligible for treatment. The objectives of Part 2 are to evaluate the safety, tolerability and anti-tumor activity of monotherapy CMP-001. Patients with progressive disease on CMP-001 monotherapy had the option to receive CMP-001 in combination with pembrolizumab.

Interim Anti-tumor Activity

In an interim analysis of the ongoing trial as of the data cut-off date of September 30, 2020, 40 patients were treated with intratumoral CMP-001 at initial doses of 5 mg or 10 mg. The median age of the patients was 68 years and 65% were male. The median number of prior lines of treatment was two (with a range of one to seven). Lactate dehydrogenase was elevated in 45% of the patients and 30% had a BRAF mutation. The ECOG PS was 0 in 50% and 1 in 50% of the patients. The last response on therapy containing a PD-1 blocking antibody was progressive disease in 80% (32 patients), stable disease in 10% (4 patients), partial response in 5% (2 patients), and unknown in 5% (2 patients). The best response on therapy containing a PD-1 blocking antibody was progressive disease in 23% (9 patients), stable disease in 45% (18 patients), partial response in 13% (5 patients), complete response in 5% (2 patients), and unknown in 15% (6 patients). Forty-three percent of the patients (17 patients) received prior treatment with ipilimumab as a single agent and/or in combination with other agents. As of the cutoff date, seven patients achieved a partial response for a best ORR of 18%.

Patients enrolled in Part 2 are allowed to have pembrolizumab added to their CMP-001 continuing regimen at the time of disease progression. While we believe the early activity observed in patients treated with of CMP-001 is encouraging, the duration of response with CMP-001 monotherapy has been less than observed in combination with PD-1 blockade. We therefore plan to focus subsequent development of CMP-001 in combinations that include PD-1 blockade.

Safety Results

As of September 30, 2020, forty patients enrolled and 38 (95%) had at least one treatment-related adverse event. The most common treatment-related adverse events (reported in at least 20% of patients) to single-agent CMP-001 included chills (21 patients, 53%); nausea (19 patients, 48%); pyrexia (18 patients, 45%); fatigue (15 patients, 38%), headache (14 patients, 35%), hypotension (10 patients, 25%); back pain, decreased appetite, vomiting (9 patients, 23%), and pruritus(8 patients, 20%).

Nine patients (23%) experienced one or more treatment-related Grade 3 adverse events, which included hypotension, infusion related reaction (2 patients, 5%), and increased ALT, increased AST, bone pain, bradycardia, flank pain, headache, hypertension, pyrexia, rash, spinal pain, and syncope (1 patient, 3%). There were no Grade 4 or 5 treatment-related adverse events reported at the time of data cut-off.

Six patients (15%) experienced one or more treatment-related SAEs. SAEs considered related to study treatments included hypotension (3 patients, 8%) and bradycardia, chills, cytokine release syndrome, dizziness, headache, nausea, pemphigoid, presyncope, rash, and syncope (1 patient, 3%). Three patients discontinued study treatment due to adverse events considered related to study treatment including one subject who had bradycardia, hypotension, and presyncope, one subject who had an injection site reaction, and one subject who had headache, nausea, chills and rigors.

Trial Design and Treatment Extension

The safety of CMP-001 when administered in combination with pembrolizumab or as monotherapy will continue to be evaluated in the Treatment Extension. Enrollment into the Treatment Extension is available to patients receiving treatment in Part 1 or Part 2 at the discretion of the investigator. Patients will continue their current treatment regimen with reduced study assessments focused on the collection of safety data.

Investigator-sponsored Clinical Trial of CMP-001 in Combination with Nivolumab in PD-1 Naïve Neoadjuvant Melanoma Patient Setting

We are currently supporting an investigator-sponsored clinical trial in PD-1 naïve neoadjuvant melanoma. In August 2018, investigators at the University of Pittsburgh Medical Center began a trial to evaluate CMP-001 in combination with nivolumab as neoadjuvant therapy in patients with resectable melanoma not previously treated with PD-1 blockade. Data from this trial, as described below, have shown that CMP-001 in combination with nivolumab has been generally well-tolerated and has not delayed or complicated surgery. We believe the high pathological response rate, including pCR and MPR rates, observed in this investigator-sponsored trial, combined with the generally manageable adverse events we have observed in our clinical trials of CMP-001, provide supporting evidence for the potential of CMP-001 in combination with PD-1 blockade in patients with melanoma naïve to PD-1 blockade in both the neoadjuvant and first-line settings.

Trial Design and Endpoints

Eligible patients had resectable Stage IIIB, IIIC, or IIID melanoma and had never received treatment that included PD-1 blockade. The trial enrolled 31 patients of which all patients were evaluable for safety and 30 patients were evaluable for the primary endpoint. The trial design consisted of weekly doses of CMP-001 for seven consecutive weeks in combination with three doses of nivolumab at two-week intervals. Patients undergo surgical resection and recovery between weeks eight and 10, after which they will receive adjuvant nivolumab in combination with CMP-001 administered local regionally and draining of lymph nodes for up to 54 weeks.

The primary endpoint of this trial was to evaluate MPR in patients with stage IIIB/C melanoma following 7 weeks of nivolumab and injected CMP-001. The secondary objectives were to evaluate safety, relapse-free survival (RFS), and overall survival (OS) after 52 weeks of nivolumab/CMP-001 combination. Final data on the primary endpoint from this ongoing trial were presented on November 11, 2020 at the 35th Annual Meeting of The Society for Immunotherapy of Cancer and are described below.

Final Anti-Tumor Activity

As of the cut-off date of October 1, 2020, 31 patients were enrolled in the trial, and 30 completed neoadjuvant treatment and surgery and were evaluable for the primary endpoint. One patient experienced systemic progression prior to surgery and was evaluable for safety but not for pathological response. Patients had a median age of 61 years (with a range from ages 19-93), and 16 male and 14 female patients were included in the efficacy analysis for pathological response.

The Pathologic Response rate was 70%, including pCR of 50% (15/30), pMR of 10% (3/30), and pPR of 10% (3/30). The MPR (pCR and pMR) rate was 60%, and 9 patients (30%) did not have a pathological response (pNR). The landmark 1-year RFS was 90% in patients with a pathological response and 89% in patients with a MPR.

Biopsies from patients with a pathological response to CMP-001 in combination with nivolumab showed increased density of intratumoral cluster of differentiation 8 (“CD8+”) and T cells and immunophenotyping studies revealed an increased fraction of circulating CD8+Ki67+ T cells in the blood, suggesting that treatment with CMP-001 and nivolumab was able to activate CD8+ T cells and facilitate T cell infiltration of the tumor microenvironment. Additional studies demonstrated a rim of CD303+ pDCs surrounding non-viable tumor in biopsies from some patients. We believe this is important, as tumors that exclude T cells are less likely to respond to immunotherapy with PD-1 blockade, and the potential involvement of pDCs supports our proposed mechanism of action for CMP-001.

Interim Safety Results

The treatment with CMP-001 and nivolumab was observed to be generally well-tolerated and most treatment related adverse events were Grade 1 or 2, including flu-like symptoms and injection site reactions. The incidence of immune-related adverse events was low, and one patient had Grade 3 colitis. No dose limiting toxicities were observed, and the most frequent Grade 3 toxicity was hypertension, which was reversible in all cases. No Grade 4 or 5 treatment related adverse events were observed. One patient with a Grade 4 skin infection (not related to CMP-001 and nivolumab) had a delay in surgery although disease remained resectable. There were no delays in planned surgery due to treatment related adverse events.

Third-Party Neoadjuvant Clinical Trial Data

In a randomized, non-comparative trial of four doses of nivolumab at two-week intervals in 12 patients and nivolumab plus ipilimumab at three week intervals in 11 patients conducted at MD Anderson Cancer Center, nivolumab yielded a pCR rate of 25% and ORR of 25% as measured by RECIST v.1.1, while nivolumab plus ipilimumab resulted in a pCR rate of 45% and ORR of 73%. This trial was stopped early due to the inferior outcomes with nivolumab monotherapy and the high rate of Grade 3 or higher adverse events (75%) with the combination. In the OpACIN-neo trial conducted by the Netherlands Cancer Institute, 86 patients were randomized and treated in one of three cohorts of nivolumab and combined with ipilimumab at varying doses and schedules. The objective response rate ranged from 35% to 63%, and the pCR rate ranged from 23% to 57% across the cohorts. The rate of Grade 3 or higher adverse events ranged from 20 to 50%, and one of the three cohorts was closed by the Data Safety Monitoring Board for toxicity. The PRADO Trial, which was an extension of the OpACIN-neo trial, reported a pCR rate of 50% and an MPR rate of 61% from 99 patients treated with two doses of neoadjuvant ipilimumab (1 mg/kg) and nivolumab (3 mg/kg) at a 3-week interval prior to surgery. Twenty-two percent of the patients experienced a treatment-related Grade 3 or higher immune-related adverse event.

Phase 1b Trial of Subcutaneous CMP-001 In Patients with Advanced Melanoma

Trial Design and Endpoints

In January 2017, we initiated a two-part clinical trial of CMP-001 administered subcutaneously in combination with pembrolizumab in patients with advanced melanoma to evaluate whether subcutaneous CMP-001 is a viable route of treatment in combination with PD-1 blockade. This trial was undertaken to evaluate whether subcutaneous injection near the tumor or in the tumor-draining lymph node bed is able to generate a T cell-specific anti-tumor immune response. To be eligible for this trial, patients are required to have metastatic or unresectable melanoma and have continued disease progression despite at least four doses of treatment that included PD-1 blockade. The objectives of the trial are to determine the recommended Phase 2 dose of CMP-001 when administered subcutaneously in combination with pembrolizumab, and to assess and describe the safety profile, pharmacodynamics, and anti-tumor activity of the combination. CMP-001 was to be injected into an area corresponding to the lymphatic drainage for one or more melanoma lesions. Clinical benefit was assessed through measurements of objective tumor response and duration of response every 12 weeks by the site investigators according to RECIST v1.1. Patients with progressive disease are allowed to continue study treatment at the discretion of the investigator.

Trial Status

As of a cutoff date of June 1, 2020, in the Part 1 dose-escalation phase of the trial, 27 patients were administered CMP-001 subcutaneously at doses ranging from 5 mg to 17.5 mg. The highest planned CMP-001 dose was 20 mg. No patients have been enrolled to Part 2 of the trial. Given our plan to initiate registration studies with CMP-001 in advanced melanoma, we decided to discontinue enrollment to this trial.

Interim Anti-tumor Activity

As of the cutoff date, 25 patients were evaluable for efficacy assessments, and the best ORR was 8% (2 of 25 evaluable patients by RECIST v.1.1 criteria) and included best responses of one CR and one PR, both in the 10 mg dose group (n=8). There were eight (32%) patients with a RECIST v1.1 best response of stable disease, eleven (42%) patients with a RECIST v1.1 best response of progressive disease, and four (16%) patients who discontinued prior to having a post baseline tumor assessment.

Interim Safety Results

As of the cutoff date, in the Part 1 dose-escalation phase of the trial, 27 patients received CMP-001 SC. All but four patients had at least one adverse event assessed as treatment-related by the Investigator. Most were Grade 1 or 2 adverse events, and included flu-like symptoms and injection site reactions. Four patients (15%) had one or more treatment-related adverse events of Grade 3 or higher which included increased LDH, erythema multiforme, fatigue, pain and tumor pain (1 patient, 4%). One patient (4%) discontinued treatment due to an adverse event of pain due to disease progression that was unrelated to study treatment. Two patients (8%) had a treatment-related serious adverse event. One patient had Grade 3 tumor pain in the abdomen and one had Grade 3 erythema multiforme. Adverse events considered related to study treatment occurring in at least 20% of patients included fatigue (14 patients, 52%); chills (6 patients, 22%), and nausea (6 patients, 22%).

Clinical Development Plans

Our clinical development strategy is to pursue registration of CMP-001 in combination with a PD-1 blocking antibody for the treatment of patients with advanced melanoma, and to establish Proof of Concept in other advanced cancers, beginning with HNSCC. To this end, we are conducting three new clinical studies:

(1)	a single-arm Phase 2 trial of CMP-001 and nivolumab in patients with anti-PD-1 refractory melanoma,

(2)	a randomized Phase 2/3 trial of CMP-001 and nivolumab vs. nivolumab in patients with first-line melanoma, and

(3)	a single-arm Phase 2 trial of CMP-001 and pembrolizumab in patients with HNSCC.

In addition to our studies in melanoma and HNSCC, we intend to conduct additional studies to evaluate CMP-001 in combination with PD-1 blockade in other cancers.

Subject to the impact of COVID-19 and the timely initiation and enrollment of these trials, we anticipate reporting ORR data for our Phase 2 trials in first-line melanoma and HNSCC in the second half of 2022, and we expect to complete our planned Phase 2 trial in anti PD-1 refractory melanoma in 2023. If data from the Phase 2 melanoma trials are positive, we may potentially submit a BLA in the second half of 2023.

I. Development Plan for CMP-001 For the Treatment of Melanoma

The first priority in our development strategy is to progress toward registration for the treatment of both first-line and PD-1 refractory melanoma. We believe that the interim data described above provide supportive evidence of CMP-001’s activity in combination with PD-1 blockade, and we intend to initiate clinical trials to advance toward applications for marketing authorization for CMP-001 for the treatment of anti-PD-1 refractory melanoma and first-line melanoma.

Collaboration with BMS

On December 7, 2020, we entered into a clinical collaboration with Bristol-Myers Squibb Company (“BMS”), pursuant to which BMS agreed to provide nivolumab for our Phase 2 refractory melanoma study and Phase 2 first-line melanoma study, at its own expense.

Phase 2 Clinical Trial in Anti-PD-1 Refractory Melanoma

We are conducting Trial CMP-001-010, a multicenter, open-label, Phase 2 trial of intratumoral CMP-001 in combination with intravenous nivolumab in patients with anti-PD-1 refractory melanoma. We plan to conduct this trial at clinical sites in the United States. The primary outcome measure is to determine the confirmed objective response (ORR) based on RECIST v1.1 as assessed by blinded independent central review (BICR). The secondary outcome measures include safety and tolerability, duration of response (DOR), treatment response in non-injected target lesions, progression-free survival (PFS), overall survival (OS), immune objective response rate (iORR), immune duration of response (iDOR), immune progression-free survival (iPFS), pharmacokinetics, and immunogenicity. Trial sites have been activated and patient screening is underway. Approximately 100 patients are planned to be enrolled.

Randomized Phase 2/3 Clinical Trial in First-line Melanoma

We are conducting Trial CMP-001-011, a multi-center, Phase 2/3 randomized, active-controlled, open-label trial of intratumoral CMP-001 in combination with intravenous nivolumab versus nivolumab alone in patients with previously untreated advanced or metastatic melanoma. The primary outcome measure for Phase 2 is to determine the confirmed ORR of CMP-001 in combination with nivolumab versus nivolumab monotherapy based on RECIST v1.1 as determined by BICR. The secondary outcome measures for Phase 2 include safety and tolerability. A total of 140 patients will be enrolled in Phase 2, and if the primary endpoint of Phase 2 is met, the trial may proceed into Phase 3 with a total trial sample size of approximately 450 patients. The primary outcome measure for Phase 3 is to evaluate the PFS of CMP-001 in combination with nivolumab versus nivolumab monotherapy based on RECIST v1.1 as determined by BICR. The secondary outcome measures for 3 include safety and tolerability, OS; confirmed ORR, DOR, and disease control rate (DCR) based on RECIST v1.1 as determined by BICR; treatment response in non-injected target lesions, iPFS, iDOR, and iORR. In March 2021, we initiated patient dosing in the trial.

We believe that these two trials will inform and enable a registration strategy in PD-1 naïve first-line melanoma, PD-1 refractory melanoma, or both, including a potential Phase 3 registrational trial in first-line melanoma.

Regulatory Status of Melanoma Development Program

In February 2020, we received Orphan Drug Designation for a TRL9 agonist (CMP-001) for the treatment of Stages IIb-IV melanoma.

In March 2020, we met with the FDA to discuss the potential for pursuing accelerated approval of CMP-001 based upon the single-arm trial in anti-PD-1 refractory melanoma described above, and to pursue full approval in CPI-naïve first-line melanoma based upon a randomized trial comparing CMP-001 in combination with PD-1 blockade vs. PD-1 blockade alone. With respect to our plans to seek accelerated approval in anti-PD-1 refractory melanoma, the FDA indicated that we would likely be required to provide ORR data from a randomized trial to assess the contribution of individual components to the effect of the combination. In July 2020, we received Fast Track designation for CMP-001 for unresectable Stage III or Stage IV melanoma and unresectable or metastatic melanoma refractory to prior anti-PD-1 blockade. We plan to generate ORR data from the planned randomized first-line melanoma trial described above, but there is no guarantee that such ORR data will support a BLA seeking accelerated approval of CMP-001 in anti-PD1 refractory melanoma.

We intend to seek data exclusivity or market exclusivity for our product candidates provided under the Federal Food, Drug and Cosmetic Act (“FDCA”) and similar laws in other countries. We believe that CMP-001 could qualify for 12 years of data exclusivity, from the date of approval, under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the Patient Protection and Affordable Care Act. Under the BPCIA, a BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products.

II. Develop CMP-001 For Use Across Other Tumor Types and Indications

We believe CMP-001 has the potential to be developed for any cancer type where PD-1 blockade has shown some degree of efficacy, but where significant unmet medical need remains. We are conducting a clinical trial in HNSCC in patients who have not yet received treatment with PD-1 blockade. We are also collaborating with an affiliate of Merck KGaA (“Merck”) and Pfizer, Inc. (“Pfizer”), and supporting a small number of investigator-sponsored studies in melanoma and other cancers.

HNSCC represents a number of different malignant tumors that develop in or around the throat, larynx, nose, sinuses and mouth, and accounts for approximately 3.6% of all cancers in the United States. Most head and neck cancers are squamous cell carcinomas. According to the American Cancer Society, there will be an estimated 53,260 new diagnoses and approximately 10,750 patients will die as a result of head and neck cancer in the United States in 2020. HNSCC is more than twice as prevalent among men, and most cases are believed to be related to tobacco or alcohol use. The human papilloma virus is an important and common cause of head and neck cancer, particularly in younger patients. According to the American Cancer Society, the five-year survival rate for HNSCC is approximately 65%. Treatments for HNSCC include surgery, radiation therapy, chemotherapy, targeted therapy, or a combination of treatments. HNSCC tumors are an attractive setting for immunotherapy clinical research as they have a high tumor mutation burden leading to the expression of a number of tumor-specific antigens that could lead to recognition by the adaptive immune system and killing of the tumor by tumor-specific T cells. While nivolumab was approved for treatment of patients with recurrent and metastatic HNSCC with ORR of 13.3% and pembrolizumab was approved for first-line treatment of HNSCC with ORR of 19%, based on the ORR for these agents, we believe there is a significant unmet clinical need for new treatment options.

CMP-001 and Pembrolizumab in PD-1 Naïve HNSCC

We are conducting a Phase 2 trial of CMP-001 and pembrolizumab in approximately 43 patients with HNSCC that have not been previously treated with PD-1 blockade. Eligible patients for this trial are expected to have recurrent or metastatic cancers of the oropharynx, oral cavity, hypopharynx, or larynx that are incurable with available therapies. Treatment is expected to include intratumoral injections of CMP-001 combined with pembrolizumab at its approved dose and schedule. The primary outcome measure is to determine the confirmed, investigator-assessed ORR based on RECIST v1.1. The secondary outcome measures include safety and tolerability; efficacy characterized by DOR, PFS, OS, iORR, iDOR, and iPFS; and the effect of human papillomavirus (HPV) infection and programmed death ligand 1 (PD-L1) expression on efficacy. Trial sites have been activated and patient screening is underway.

CMP-001 and Avelumab in PD-1 Refractory HNSCC

Collaboration with Merck KGaA and Pfizer

In September 2018, we entered into a clinical collaboration with Merck and Pfizer in the Pfizer-sponsored JAVELIN Medley Trial. Combination F in the JAVELIN Medley Trial evaluates the safety and efficacy of three cohorts: (1) avelumab in combination with CMP-001; (2) avelumab in combination with CMP-001 and utomilumab, and (3) avelumab in combination with CMP-001 and PF-04518600 in patients with advanced

SCCHN resistant to prior PD-1 blocking antibody. Each combination will be studied individually in 2 trial parts: (1) a Phase 1b lead-in part to evaluate safety, and determine the maximum tolerated dose (“MTD”) or maximum administered dose and recommended Phase 2 dose (if applicable), of the combination, and 2) a Phase 2 part to evaluate efficacy and further evaluate safety of the selected dose from the Phase 1b portion. Up to 60 patients are expected to be enrolled in the trial. The first patient was dosed in this ongoing trial in October 2019. To date, no data have been publicly disclosed by Pfizer.

Interim Safety from Checkmate-Sponsored Trials and Clinical Collaboration

As of November 15, 2020, the identified risks associated with CMP-001 administration in three Checkmate-sponsored trials and one clinical collaboration are hypotension and a variety of flu-like symptoms which can include but may not be limited to nausea, vomiting, chills, and/or rigors. Headache, tachycardia, rash, or hypoxia may also occur. The potential risks for CMP-001 when combined with a PD-1 blocking antibody include allergic reactions, immune-mediated AEs, including, but not limited to, dermatologic, gastrointestinal, hepatic, endocrine and other less common inflammatory events.

Investigator-Sponsored Clinical Trials in Cancers with High Unmet Medical Need

In addition to the clinical trial in patients with PD-1 naive neoadjuvant melanoma described above, we are currently supporting four other investigator-sponsored studies, each under their own investigator IND, where CMP-001 is administered in combination with other cancer immunotherapy treatments, with or without radiation therapy, in patients with metastatic mismatch repair proficient colorectal cancer, lymphoma, triple negative breast cancer, and pancreas cancer. Of these, the trials in metastatic colorectal cancer and lymphoma, described below, have initiated enrollment.

Combined Immunotherapy and Radiosurgery for Metastatic Colorectal Cancer

In December 2018, investigators from Sheba Medical Center in Israel initiated a single institution trial to evaluate the safety and tolerability of CMP-001 in combination with nivolumab, ipilimumab, and radiosurgery in patients with metastatic colorectal cancer and liver metastases. To be eligible to participate, patients must have colorectal cancer with at least two metastases to the liver and have previously received two or more standard therapies. Patients with a phenotype with high microsatellite instability or a known mismatch repair deficiency are excluded from the trial. The objectives of the trial are safety, response in the non-injected, non-irradiated lesions and PFS. To date, no data have been publicly disclosed by Sheba Medical Center.

CMP-001 for Relapsed and Refractory Lymphoma

In January 2020, investigators from the University of Iowa initiated a single institution trial to evaluate CMP-001 in combination with pembrolizumab in patients with relapsed or refractory Hodgkin Lymphoma or Non-Hodgkin lymphoma. The objectives of the trial are to determine the dose limiting toxicities and objective response rate of treatment with intratumoral CMP-001 combined with intravenous pembrolizumab. To date, no data have been publicly disclosed by the University of Iowa.

Competition

The biotechnology and pharmaceutical industries, and the immuno-oncology subsector, are characterized by the rapid evolution of technologies, fierce competition and strong defense of intellectual property. While we believe that our CMP-001 program and our technology, knowledge, experience and scientific resources provide us with certain competitive advantages, we face competition from many sources including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidate that we successfully develop and commercialize will compete with a range of currently approved cancer therapies and any new therapies that may become available in the future. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, specifically companies focused on cancer immunotherapies, such as Amgen, Inc., AstraZeneca plc, BMS, Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd and Sanofi S.A. Paradoxically, many of these companies are developing systemic immunotherapeutics which have the potential to be developed in combination with CMP-001 and so we view them both from a competitive and complementary perspective.

Oncology drugs and therapeutics on the market range from traditional cancer therapies, including chemotherapy, to antibody-drug conjugates, such as Genentech Inc.’s KADCYLA, to immune checkpoint inhibitors targeting CTLA-4, such as BMS’ YERVOY, and PD-1/PD-L1, such as BMS’ OPDIVO, Merck & Co.’s KEYTRUDA and Genentech’s TECENTRIQ, to T cell-engager immunotherapies, such as Amgen’s BLINCYTO and to oncolytic immunotherapies, including Amgen’s T-Vec, an FDA-approved oncolytic immunotherapy for treating advanced melanoma.

Additionally, we view as our most direct potential competitors companies such as TriSalus Life Sciences, Exicure, Inc., and Idera Pharmaceuticals, Inc., which are conducting clinical trials utilizing TLR9 agonists in cancer immunotherapy that may have utility for similar indications that we are targeting. We believe that CMP-001 is unique and differentiated from other agents targeting TLR9. Moreover, we may also compete with smaller or earlier-stage companies, universities and other research institutions that have developed, are developing or may be developing current and future cancer therapeutics.

Our success will be based in part upon our ability to successfully commercialize CMP-001 and to identify, develop and manage a portfolio of therapeutics that are safer and more effective than competing products in our target indications. Our market opportunity has the potential to be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than any therapeutics we may develop. Our competitive position will also be dependent upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and protect our intellectual property, and to secure sufficient capital resources for the period between technological conception and commercial sales. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual Property

We believe our rights under issued patents and if allowed, our patent applications, will provide a competitive advantage. Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to defend and enforce our intellectual property rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position.

For the core technology related to CMP-001 and its component parts, we are prosecuting seven families of patent applications which we own, including composition of matter, methods of use, combination therapies, drug delivery, dose volume, aggregation, packaging and pDC recruitment claims. Further, we have an exclusive license for 10 families of patents and patent applications including composition of matter, manufacturing methods, aggregation, packaging and synthesis claims. Some of our patents have issued in the United States and internationally and others are pending in the United States and internationally (either in foreign jurisdictions or under the Patent Cooperation Treaty (“PCT”)). As of June 30, 2020, we own or exclusively license the rights to 14 issued US granted patents and

20 pending patent applications worldwide for almost every human and veterinary therapy. We or our licensors have filed patent applications in 33 foreign jurisdictions including the EU, Canada, Japan, China, Australia, Italy, the Netherlands, India, France and Germany. The patents include claims directed to combination therapy of TLR9 agonists and checkpoint inhibitors, Fc receptor-mediated drug delivery, volumes and methods for administration, pDC recruitment, aggregation and packaging and methods of treatment claims. We estimate, without taking potential patent term extensions into account, that these issued patents will expire between 2036 and 2038.

The term of individual patents depends upon the legal patent term in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent that covers an FDA-approved drug may also be eligible for a patent term extension, which permits restoration of a portion of the patent term elapsed during the U.S. clinical development and FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under clinical development in the United States and the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, and if and when patents are granted, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions for each of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

We may rely, in some circumstances, on trade secrets to protect our technology. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors, as well as physical security of our premises and our information technology systems.

We intend to seek data exclusivity or market exclusivity for our product candidates provided under the FDCA and similar laws in other countries. We believe that CMP-001 could qualify for 12 years of data exclusivity, from the date of approval, under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the Patient Protection and Affordable Care Act. Under the BPCIA, a BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products.

License Agreement with Kuros

In June 2015, we entered into an exclusive license agreement with Cytos Biotechnology LTD (now Kuros Biosciences AG (“Kuros”)) as amended in August 2017 and as further amended in January 2018 (the “Kuros License Agreement”). Pursuant to the Kuros License Agreement, we were granted an exclusive, royalty-bearing, sublicensable, worldwide license, under all of Kuros’ intellectual property rights, including any intellectual property rights arising during the term of the agreement, to commercially develop, manufacture, use, distribute, and sell certain therapeutic products, including CMP-001, or the Licensed Products, for the diagnosis, treatment and prevention of all indications in humans and animals. Under the terms of the Kuros License Agreement, we are required to use commercially reasonable efforts to develop at least one Licensed Product.

Under the Kuros License Agreement, we have paid Kuros licensing fees totaling $1.25 million, including $1.0 million paid upon execution of the agreement in 2015 and $250 thousand paid upon execution of the second amendment in 2018. We also agreed to make payments to Kuros for each product that achieves certain development and regulatory milestones, including payments of up to $56 million for the current oncology programs. To date, we have paid a $1.0 million milestone payment in connection with the dosing of the first patient in our first Phase 1 clinical trial in 2016. Additional milestones of $2 million and $4 million are payable upon the respective dosings of first patient in Phase 2 and Phase 3 clinical trials. The $2 million milestone was triggered in March 2021 with our initiation of patient dosing in the front-line melanoma trial and the $4 million milestone is anticipated to be achieved in the first half of 2021. We are also required to pay tiered royalties of high single-digit to low teens percentages on annual net sales of Licensed Products that are covered by a licensed patent, as well as royalties at 50% of the foregoing amounts with respect to sales of Licensed Products that are not covered by a licensed patent, but are covered by licensed know-how. The royalty obligation will terminate on a country-by-country basis on the later of (i) the expiration date of the last valid claim, including composition of matter, manufacturing methods, aggregation, packaging or synthesis claims, within the licensed patent rights, each of which will expire between 2022 and 2027 with potential patent term extensions ranging from two months to five years, (ii) the loss of regulatory exclusivity in such country, and (iii) the tenth anniversary of the first commercial sale of such product in such country.

The Kuros License Agreement shall expire upon the expiration of the last-to-expire royalty term for the Licensed Products in the territory. Either party has the right to terminate the agreement in full for an uncured material breach of the agreement upon written 60 days’ notice to the other party. We have the right to terminate the agreement for any reason upon 90 days’ written notice to Kuros.

Clinical Trial Collaboration and Supply Agreements

On December 7, 2020, we entered into the Master Clinical Trial Collaboration Agreement (“MCTCA”) with BMS. The MCTCA dictates the general terms that govern specific collaborative studies between the companies, including our Phase 2 refractory melanoma study and Phase 2 first-line melanoma study (collectively, the “collaborative studies”). Pursuant to the MCTCA, BMS agreed to provide nivolumab, a drug to be used in combination with CMP-001, in the collaborative studies, at its own expense. As part of the MCTCA, the parties granted each other non-exclusive licenses to use background intellectual property and regulatory documentation to seek regulatory approval of the other party’s compound solely for use as a combination therapy. We do not expect to incur any future costs in connection with the MCTCA.

On July 2018, we entered into a clinical trial collaboration and supply agreement with Ares Trading, S.A., an affiliate of Merck, and Pfizer (together with Merck, the “Alliance”), as amended in March 2019, under which we are conducting a clinical trial evaluating CMP-001 in combination with MSB0010718C (“avelumab”) and with Pfizer’s PF-04518600 (“utomilumab”), together with avelumab and CMP-001, the compounds, in patients with advanced cancers. This is part of a larger trial known as the JAVELIN Medley trial. Pfizer is acting as sponsor of the clinical trial and each party will supply their applicable compound for use in the clinical trial at no charge. The trial costs are shared by the parties and Checkmate’s reasonability for the trial costs is approximately 40%.

Manufacturing & Supply

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of CMP-001 and any future product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We source our manufacturing and supply requirements with a number of contract manufacturing organizations (“CMOs”) through the issuance of work orders on an as-needed basis. We currently do not have any long-term supply contracts. We depend and will continue to depend on our CMOs to manufacture our drug candidates in accordance with current Good Manufacturing Practices (“cGMP”) regulations for use in clinical trials.

We manage multiple CMOs to develop and manufacture CMP-001 drug product. CMP-001 is a VLP comprised of a Qb (“Qbeta”) coat protein that is assembled around an immunostimulatory CpG-A oligodeoxynucleotide, G10. Qb is recombinantly produced by fermentation in E. coli, and then purified free of other cellular material at one of our CMOs. The G10 oligonucleotide is produced via solid support phosphoramidite chemistry at one of two additional CMOs. The two drug substance intermediates, Qb and G10, are combined in an aqueous salt buffer where they self-assemble into virus-like particles prior to final purification of the drug substance at another CMO. Another CMO performs the fill and finish of the final drug product.

Sales and Marketing

In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. We have retained worldwide commercial rights for our product candidates. If our product candidates receive marketing approval, we plan to commercialize them in the United States with our own focused, specialty sales force. We also plan to evaluate options for delivering CMP-001, if approved, to patients in other key markets such as Europe, Japan, and China, which may include strategic collaborations.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with our vendors, collaboration third-parties, CROs and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidate. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, where we are initially focusing our product development, the FDA regulates biologics under the FDCA and the Public Health Service Act (“PHSA”) and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. Our product candidate is early-stage and has not been approved by the FDA for marketing in the United States.

The process required by the FDA before our product candidate is approved for therapeutic indications and may be marketed in the United States generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practice (“GLP”) requirements;

•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•	approval by an Institutional Review Board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;

•

performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety, purity and potency of the proposed biological product candidate for its intended purpose;

•	preparation and submission to the FDA of a BLA after completion of all pivotal trials;

•	a determination by the FDA within 60 days of its receipt of a BLA, to file the application for review;

•

satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with current Good Manufacturing Practice requirements (“cGMPs”) to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency;

•	potential FDA audit of the clinical trial sites that generated the data in support of the BLA;

•	payment of user fees for FDA review of the BLA; and

•	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the United States.

Preclinical and Clinical Trials for Biologics

Before testing any drug or biologic in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety and toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Some long-term preclinical testing may continue after the IND is submitted. Accordingly, submission of an IND may or may not result in FDA authorization to begin a trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development of a product candidate, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about applicable clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

While we may conduct international clinical trials under INDs in the future, a sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support BLAs for marketing approval are typically conducted in three sequential phases, which may overlap.

•

Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•

Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human participants exposed to the biologic and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the biological characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life and to identify appropriate storage conditions for the product candidate.

BLA Submission and Review by the FDA

We intend to seek data exclusivity or market exclusivity for CMP-001. Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. A BLA is a request for approval to market a new biologic for one or more specified indications. The BLA must include all relevant data available from pertinent pre-clinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new clinically active component, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA targets ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA filed for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, as amended, each BLA must be accompanied by a user fee, and the sponsor of an approved BLA is also subject to an annual program fee. FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions may be available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA may refer an application for a biologic to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) as a condition for approving the BLA to ensure that the benefits of the product outweigh its risks. The REMS could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.

After evaluating the BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter will usually describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed, the FDA may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited Development and Review Programs for Biologics

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, priority review and Accelerated Approval.

A new biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

In addition, a new drug or biological product may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the biologic, alone or in combination with or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including priority review and Accelerated Approval. A product is eligible for priority review if it is intended to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

A product intended to treat serious or life-threatening diseases or conditions may receive Accelerated Approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or biologic approved under Accelerated Approval if, for example, the sponsor fails to conduct the confirmatory trials in a timely manner or the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for Accelerated Approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Fast Track designation, Breakthrough Therapy designation, priority review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation (“ODD”) to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater of than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting a BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has received ODD and subsequently receives the first FDA approval for a particular clinically active component for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years from the approval of the BLA, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of ODD are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received ODD. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

U.S. Post-approval Requirements for Biologics

Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by Company employees but also by agents of the Company or those speaking on the Company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act where products carry reimbursement under federal health care programs. Promotional materials for approved biologics must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of a BLA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug and biologics manufacturers and their subcontractors involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual program fee for any marketed product.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

•	mandated modification of promotional materials and labeling and issuance of corrective information;

•	fines, warning letters, or untitled letters;

•	holds on clinical trials;

•	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	injunctions or the imposition of civil or criminal penalties; and

•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs.

Biosimilars and Exclusivity

The Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and regulatory interpretation of the BPCIA remain subject to significant uncertainty.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the Department of Health and Human Services (“HHS”), the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Other Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

•

The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs;

•

The federal civil and criminal false claims laws, including the civil False Claims Act (“FCA”), which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies;

•

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•

The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid (the “Children’s Health Insurance Program”) for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners;

•	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•

Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party-payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information; state and foreign laws that govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

The distribution of biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. For example, On November 20, 2020, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of the this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors, but the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. However, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Factors payors consider in determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. The Affordable Care Act includes provisions of importance to our potential product candidate that:

•

created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

•

expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the former Trump Administration issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, as well as subsequent legislation, suspended these reductions from May 1, 2020 through March 31, 2021, and extended the sequester by one year, through 2030. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer under the Cures Act must make publicly available its policy for expanded access requests. We review each individual request for access through the Cures Act, the Right to Try Act and similar state laws, and may or may not provide access depending upon the facts of each request. Checkmate has adopted an Expanded Access Policy which is available on our website.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Compliance with Other Federal and State Laws or Requirements; Changing Legal Requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to we may be subject.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a firm to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling or packaging; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Other U.S. Environmental, Health and Safety Laws and Regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Government Regulation of Drugs Outside of the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the European Economic Area (the “EEA”) (comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway, medicinal products must be authorized for marketing by using either the centralized authorization procedure or a national authorization procedures.

•

Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use, (“CHMP”), the European Commission issues a single marketing authorization valid throughout the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

•

National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:

•

Decentralized procedure—Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EEA country of medicinal products that have not yet been authorized in any EEA country and that do not fall within the mandatory scope of the centralized procedure.

Mutual recognition procedure—In the mutual recognition procedure, a medicine is first authorized in one EEA Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EEA countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Irish Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA), the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

In the EEA, new products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EEA during a period of eight years from the date on which the reference product was first authorized in the EEA. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EEA until ten years have elapsed from the initial authorization of the reference product in the EEA. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific trial site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation is anticipated to come into application in 2019. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the Clinical Trials Information System (“CTIS”), a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. The Clinical Trials Regulation will only become applicable six months after the European Commission confirms the full functionality of CTIS. Such a confirmation will only occur once CTIS is audited. The CTIS audit is currently planned for December 2020.

The collection and use of personal health data in the European Union, previously governed by the provisions of the Data Protection Directive, is now governed by the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any clinical trial activities in EU members states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Employees and Human Capital Management

As of March 29, 2021, we had 25 full-time employees, including seven with M.D. and/or Ph.D. degrees. Of these employees, 17 are in research and development and eight are general and administrative. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans , along with a comprehensive benefits package and a 401(k) plan, are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards.

Corporate Information

We were incorporated in July 2015 under the laws of the State of Delaware. Our principal executive offices are located at 245 Main Street, 2nd Floor, Cambridge, MA 02142, and our telephone number is (617) 682-3625. Our website address is www.checkmatepharma.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission (the “SEC”).

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.checkmatepharma.com, under “Investors – Corporate Governance.”

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Item 1A.	Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in this Annual Report, including in the foregoing Business section and later in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings and public statements. The trading price of our common stock could decline due to any of these risks, and as a result, our stockholders may lose all or part of their investment. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.

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

We are not profitable, have never generated any revenue and have incurred losses in each period since our inception. For the years ended December 31, 2019 and 2020, we reported a net loss of $28.3 million and

$36.9 million, respectively. At December 31, 2020, we had an accumulated deficit of $140.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, CMP-001 and future product candidates we may develop.

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

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

•

initiating and completing preclinical and clinical development of CMP-001 and future product candidates, including our currently anticipated Phase 2 trials for anti-PD-1 refractory melanoma, a randomized Phase 2 trial for first-line melanoma and a Phase 2 proof of concept study in advanced head and neck squamous cell carcinoma;

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

Our future capital requirements depend on many factors, including:

the scope, progress, results and costs of researching and developing CMP-001 and our VLP technology and future product candidates, and conducting preclinical studies and clinical trials, including our currently anticipated Phase 2 trials for anti-PD-1 refractory melanoma, a randomized Phase 2 trial for first-line melanoma and our currently anticipated Phase 2 proof of concept study in advanced head and neck squamous cell carcinoma, including any unforeseen costs we may incur as a result of trial delays or other impacts due to the COVID-19 pandemic, discussed below;

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

We expect that our existing cash and cash equivalents and available-for-sale investments, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of CMP-001 or any future product candidates.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or CMP-001 and future product candidates.

Until such time, if ever, as we can generate substantial drug revenues, we may finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Additionally, some of our trials may be open-label studies, such as our current Phase 1b and the Phase 2 trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, introducing bias in early interpretation of the results. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Further, negative clinical trial results for other oncolytic immunotherapies may adversely impact product development and medical interest in CMP-001, which may prevent us from completing our clinical trials, obtaining regulatory approval or commercializing CMP-001 on a timely or profitable basis, if at all

Difficulty in enrolling patients could delay or prevent clinical trials of CMP-001 and future product candidates. We may find it difficult to enroll patients in our clinical trials or any subsequent trials that we may conduct.

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

The eligibility criteria of our planned clinical trials will further limit the pool of available study participants, as we will require that patients have specific characteristics that we can measure to assure their cancer is at the appropriate level to include them in a study. Additionally, the process of finding patients for our planned clinical trials may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks or lack of benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, the patient referral practices of physicians or as a result of disruptions caused by the COVID-19 pandemic. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may further reduce the number of patients who are available for our clinical trials at such clinical trial sites.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we have reported interim data from our ongoing clinical trials of CMP-001 elsewhere in this Annual Report on Form 10-K. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

CMP-001 is being, and future product candidates may be, evaluated in combination with third-party drugs, and we will have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

CMP-001 is being, and future product candidates may be, evaluated in combination with checkpoint inhibitors (“CPIs”) or other compounds. In September 2018, we entered into a clinical collaboration with Merck and Pfizer to evaluate CMP-001 in combination with avelumab, and in December 2020, we entered into a clinical collaboration with BMS to evaluate CMP-001 in combination with nivolumab. Our ability to develop and ultimately commercialize CMP-001 and future product candidates used in combination with avelumab, nivolumab, pembrolizumab, atezolizumab, ipilimumab or any other CPIs or other compounds will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

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

In the event that Merck, Pfizer, BMS or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such CPIs. Additionally, should the supply of products from Merck and Pfizer, or any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us or our collaborators, our clinical collaborations may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

The commercial success of CMP-001 or any future product candidates will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of CMP-001 or any future product candidates or adverse outcomes or adverse events in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for CMP-001 or any future product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, CMP-001 and future product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs. Future negative developments in the field of immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of CMP-001 or any future product candidates. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for CMP-001 or any future product candidates.

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

Our ability to commercialize CMP-001 and future product candidates successfully also will depend in part on the extent to which coverage and reimbursement for CMP-001 and future product candidates and related treatments will be available from third-party payors. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

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

Risks related to COVID-19

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

In the United States, the promotion of biopharmaceutical products is subject to additional FDA requirements and restrictions on promotional statements. If, after CMP-001 or any future product candidates obtains marketing approval, the FDA determines that our promotional activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. Similarly, industry codes in foreign jurisdictions may prohibit companies from engaging in certain promotional activities, and regulatory agencies in various countries may enforce violations of such codes with civil penalties. If we become subject to regulatory and enforcement actions, our business, financial condition, results of operations, stock price and prospects will be materially harmed.

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

We currently intend to seek approval of CMP-001 for the treatment of refractory melanoma and first-line melanoma, and may seek approval of future product candidates, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. If the sponsor fails to conduct such studies in a timely manner, or if such post-approval studies fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In addition, on April 16, 2020, the FDA announced that although its New Drug Program was continuing to meet program user fee performance goals, due to many agency staff working on COVID-19 activities it was possible that the FDA would not be able to sustain its current level of performance. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the former Trump Administration issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted that may impact our business if we are able to commercialize any product candidates. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, including the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act, which was signed into law on March 27, 2020 to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, these reductions have been suspended from May 1, 2020 through March 31, 2020. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of product candidates paid by consumers. The U.S. Department of Health and Human Services (“HHS”), ”), has already implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act. We review each individual request for access through the Cures Act, the Right to Try Act and similar state laws, and may or may not provide access depending upon the facts of each request. Checkmate has adopted an Expanded Access Policy which is available on our website.

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

Although we do not currently have any drugs on the market, once we begin commercializing CMP-001 and future product candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of CMP-001 and future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute CMP-001 and future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. On November 20, 2020, the U.S.

Department of Health and Human Services Office of Inspector General, (“OIG”), finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of the this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed;

•

the federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. We have entered into certain advisory board and consulting agreements with physicians, including some who are compensated in the form of stock or stock options who may influence the ordering or use of our product candidates, if approved, in the future. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

For the core technology related to CMP-001 and its component parts, we are prosecuting seven families of patent applications which we own including composition of matter, methods of use, combination therapies, drug delivery, dose volume, aggregation, packaging and pDC recruitment claims. Further, we have an exclusive license for 10 families of patents and patent applications including composition of matter, manufacturing methods, aggregation, packaging and synthesis claims. Some patents have issued in the United States and internationally and additional patent applications are pending in the United States and internationally (either in foreign jurisdictions or under the Patent Cooperation Treaty (“PCT”)). As of April 30, 2020, we own or exclusively license the rights to 13 issued US patents. The 15 families include a total of 141 issued or granted patents worldwide. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or CMP-001 or any future product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our third-party vendors; and

•	the priority of invention of patented technology.

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

In addition, we are developing CMP-001 in combination with certain PD-1 blockades, including avelumab, pembrolizumab and nivolumab, which are covered by patents or licenses held by Merck and Pfizer, or Merck US and BMS, respectively, to which we do not have a license other than for use in connection with the applicable clinical trial. We also may develop any future product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with CMP-001 or any future product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

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

We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Instead, we expect to rely on third parties for the manufacture of our product candidates and related raw materials for future pre-clinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We have entered into an arrangement with a number of third-party CMOs as part of our clinical development for CMP-001. These CMOs provide drug substance intermediate and drug product that is subsequently labeled, packaged and distributed to our CROs. We may also enter into agreements with additional companies for the supply of substances for use in the development of CMP-001 or any future product candidates or for the manufacture of such product candidates.

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient (“API”) necessary to produce CMP-001 and future product candidates we may develop in the quantities needed for our clinical trials or, if CMP-001 or any future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or active pharmaceutical ingredients (“API”) by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of CMP-001 or any future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business.

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

Our collaboration agreements with any future third-parties may not be successful, which could adversely affect our ability to develop and commercialize CMP-001 or any future product candidates.

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

We are highly dependent on the research and development, clinical and business development expertise of Barry Labinger, our President and Chief Executive Officer and Art Krieg, our founder and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2020, we had 22 full-time employees, and in connection with becoming a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. See “ —We previously identified a material weakness in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.” The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of CMP-001 and future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize CMP-001 and future product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We are required to maintain internal controls over financial reporting. Commencing with the end of our next fiscal year, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have not yet been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, in connection with the audits of our financial statements as of and for the years ended December 31, 2018 and 2019, we identified a material weakness in our internal control over financial reporting. See “—We previously identified a material weakness in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.” In addition, our independent registered public accounting firm will be required to provide an attestation report on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to provide the attestation report.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or we are unable to maintain proper and effective internal controls over financial reporting we may not be able to produce timely and accurate financial statements. As a result, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

We previously identified a material weakness in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audits of our financial statements for the years ended December 31, 2019 and 2018, we concluded that there was a material weakness in our internal control over financial reporting. As of December 31, 2020, we concluded that this material weakness had been remediated, but there can be no assurance that we will not identify future material weaknesses or reportable conditions.

The material weaknesses we identified related to the maintenance of an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked sufficient personnel to maintain effective segregation of duties in the processing and recording of financial transactions.

To remediate this weakness, we expanded our finance organization to allow for the segregation of duties in the processing and recording of financial transaction by hiring a full-time chief financial officer and accounting manager to augment our accounting staff and to provide more resources for control environment. We also redesigned our processes and related controls to maintain effective segregation of duties in the processing and recording of financial transactions.

If we identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, a material misstatement in our financial statements could occur, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which may adversely affect our business and our stock price may decline as a result.

Nevertheless, we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). If we fail to adequately staff our accounting and finance function, or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent our management from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

Risks related to our common stock

The price of our common stock may be volatile and fluctuate substantially.

Our stock price is and is likely to continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, a holder may not be able to sell its common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including:

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

General risk factors

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a newly public company, we have been and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission (“SEC”) annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. The Jumpstart Our Business Startups Act (“JOBS Act”) permits emerging growth companies and smaller reporting companies like us to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this extended time period for compliance, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political and economic environment, and the high levels of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our 2020 Stock Option and Grant Plan, as amended and our 2020 Employee Stock Purchase Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”). If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th , and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

As of December 31, 2020, we had U.S. federal NOL carryforwards of $114.2 million including $81.6 million which have an indefinite carryforward period and $32.6 million which expire at various dates through 2038. As of December 31, 2020, we had state net operating loss carryforwards of $94.6 million which expire at various dates between 2037 and 2040. As of December 31, 2020, we had federal and state research and development tax credit carryforwards of approximately $6.5 million available to reduce future tax liabilities, which begin to expire in 2031.

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

Global financial markets are experiencing, as a result of the COVID-19 pandemic, and have in the past experienced, extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other third-parties may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

As of December 31, 2020, our cash, cash equivalents and available-for-sale investments were $125.9 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our third-party contractors, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the European Union in May 2018 and introduces strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with civil or criminal fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease a facility containing of approximately 1,163 square feet of office space for our principal office, which is located at 245 Main Street, 2nd Floor, Cambridge, MA 02142. We license these private offices which are located within a shared workspace on a flexible lease with the Cambridge Innovation Center (the “CIC”), which is consistent with CICs terms for all tenants.

We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3.	Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On August 7, 2020, our common stock began trading on the Nasdaq Global Select Market under the symbol “CMPI”. Prior to that time, there was no public market for our common stock.

Stockholders

As of March 22, 2021, there were 42 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Recent Sales of Unregistered Securities and Use of Proceeds

Set forth below is information regarding stock options granted and exercised by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act or the Securities and Exchange Commission, under which exemption from registration was claimed.

Grants and Exercises of Stock Options under Equity Plans

During the period covered by this Form 10-K, we granted options to purchase an aggregate of 1,522,248 shares of common stock, with exercise prices ranging from $10.72 to $15.05 per share, to directors, employees and consultants pursuant to our 2020 Stock Option and Grant Plan, as amended (the “2020 Plan”). In 2020, 13,807 shares of common stock were issued for gross proceeds of $20,000 upon the exercise of stock options pursuant to the 2020 Plan.

No underwriters were involved in the foregoing issuance of securities. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of options are deemed to be restricted securities. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds from our Public Offering of Common Stock

On August 11, 2020, we closed our IPO, in which we issued and sold 5,000,000 shares of common stock, at a public offering price of $15.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-239932), which was declared effective by the SEC on August 6, 2020. BofA Securities, Jefferies and BMO Capital Markets acted as joint book-running managers for the offering.

The aggregate net proceeds to us from the public offering, inclusive of the partial over-allotment exercise, was approximately $67.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $8.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on August 7, 2020.

Item 6.	Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing our proprietary technology to harness the power of the immune system to combat cancer. Our product candidate, CMP-001, is a differentiated Toll-like receptor 9 (“TLR9”), agonist delivered as a biologic virus-like particle (“VLP”), utilizing a CpG-A oligonucleotide as a key component. When injected into a tumor, CMP-001 is designed to trigger the body’s innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor and also tumors throughout the body. In a clinical trial of CMP-001 in combination with a systemic checkpoint inhibitor (“CPI”), in patients whose tumors were unresponsive or no longer responsive to a CPI, we have observed a best objective response rate (“ORR”), of 28% (27/98), including post-progression responders. We are evaluating CMP-001 across multiple tumor types in combination with other immunotherapy agents. Our founder, Art Krieg, first reported the discovery of immunostimulatory cytosine-phosphate-guanine (“CpG”), DNA in 1995, which, combined with the discovery of TLR9, led to the recognition that synthetic CpG-A oligonucleotides have the potential to stimulate the TLR9 receptor for therapeutic purposes. Our goal is to establish CMP-001 as a foundational immuno-oncology therapy that engages the innate immune system to fight cancer and improve outcomes for patients with a broad range of solid tumors.

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

We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through December 31, 2020, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock.

We have incurred recurring losses and had negative operating cash flows since inception and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of CMP-001 or any other products we acquire or develop. Our net losses were $28.3 million and $36.9 million for the years ended December 31, 2019 and 2020, respectively. As of December 31, 2020, we had an accumulated deficit of $140.1 million. We expect to continue to incur significant expenses and to increase operating losses for at least the next several years.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•

prepare for and initiate additional clinical trials and preclinical studies of CMP-001, including, among others, our currently anticipated Phase 2 trial in anti-PD-1 refractory melanoma and randomized Phase 2 trial in first-line melanoma and our currently anticipated Phase 2 proof of concept study in head and neck squamous cell carcinoma;

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

On August 11, 2020, we completed our IPO, pursuant to which we issued and sold 5,000,000 shares of our common stock, at a price to the public of $15.00 per share. On September 3, 2020, the underwriters of the IPO exercised a portion of their over-allotment option by purchasing an additional 109,861 shares from us at the IPO price. We received approximately $67.7 million in net proceeds, inclusive of the partial over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by us. In connection with the IPO, on August 11, 2020, all redeemable convertible preferred stock was converted into shares of common stock.

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

COVID-19

In March 2020 the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) a pandemic. Although we have experienced some the impact of the COVID-19 pandemic on our business and operations, we cannot currently predict the scope and severity of any potential business shutdowns or disruptions or the resulting impact on future clinical trials. As of the date hereof, certain of our ongoing clinical trials are nearing completion and have not been materially affected by the COVID-19 pandemic, and the schedules for the near-term manufacture of CMP-001 at our contract manufacturers have also been largely unaffected to date. We are also in the planning stages for new clinical trials, and a number of activities are required in order to initiate patient enrollment into these trials that could be impacted by COVID-19.

While the COVID-19 pandemic did not materially impact our results of operations during in 2020, the ultimate impact on our operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in an extended period of continued business disruption, reduced patient traffic and reduced operations. In particular, the speed of the continued spread of COVID-19 globally, and the magnitude of interventions to contain the spread of the virus, such as government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, mandatory shutdowns for non-essential businesses, requirements regarding social distancing, and other public health safety measures, will determine the impact of the pandemic on our business. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its impact on our business, financial condition, results of operations and prospects. However, any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

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

Upfront payments under license agreements are expensed upon receipt of the license, and any annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued and a corresponding expense is recognized in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

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

We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization of CMP-001 or any other product candidates we may acquire or develop. This is due to numerous factors, some of which are beyond our control, that are associated with the successful development and commercialization of CMP-001 and any other product candidates we may acquire or develop, including the following:

•	the scope, progress, outcome and costs of our preclinical studies and clinical trials for CMP-001 or any other product candidates we may acquire or develop;

•	making arrangements with third-party manufacturers for both clinical and commercial supplies of CMP-001 or any other product candidates;

•	successful patient enrollment in, and the initiation and completion of clinical trials;

•	raising additional funds necessary to complete clinical development and the potential commercialization, of CMP-001 or any other product candidates;

•	receipt, timing and related terms of marketing approvals from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	developing and implementing marketing and reimbursement strategies;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of CMP-001 or any other products, if approved, whether alone or in collaboration with others;

•	acceptance of CMP-001 or any other products, if approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining third-party coverage and adequate reimbursement;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;

•	protecting and enforcing our rights in our intellectual property portfolio;

•	significant and changing government regulations; and

•	maintaining an acceptable tolerability profile of the products following approval, if any.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalent and available-for-sale investments balances. We expect that our interest income will fluctuate based on prevailing interest rates, our ability to raise additional funds as well as the amount of expenditures for our clinical development of CMP-001 and ongoing business operations.

Change in Fair Value of Convertible Notes

The fair value of the convertible notes at the time of conversion into the Series C preferred stock in June 2020 was determined to be equal to the value of the Series C preferred stock into which the convertible notes were converted, which was determined to be $1.6016 per share. The change in fair value of the convertible notes prior to close of the Series C preferred stock financing of $0.1 million primarily related to the accrued interest earned on the convertible notes prior to such financing.

Income Taxes

There were no provisions for income taxes for the years ended December 31, 2019 and 2020 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”), was signed into United States law. The TCJA includes a number of changes to then existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into United States law on March 27, 2020 modifies certain provisions of the TCJA with respect to net operating losses. Under the CARES Act, the limitation on the deduction of net operating losses to 80% of annual taxable income is suspended for taxable years beginning before January 1, 2021. The tax rate change under the TCJA resulted in (i) a reduction in the gross amount of our deferred tax assets as of December 31, 2017, without an impact on the net amount of our deferred tax assets, which are recorded with a full valuation allowance, and (ii) no income tax expense or benefit being recognized as of the enactment date of the TCJA. The provisions of the CARES Act did not have a material inpact on our financial statements.

Results of operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Years ended
	December 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Operating expenses:
Research and development	$26,719	$24,254	$2,465
General and administrative	10,185	4,635	5,550

Total operating expenses	36,904	28,889	8,015
Loss from operations	(36,904)	(28,889)	8,015
Interest income	79	197	(118)
Change in fair value of Series B preferred stock tranche right liability	—	400	(400)
Change in fair value of convertible notes	(83)	—	(83)

Total other income (expense)	(4)	597	(601)

Net loss	$(36,908)	$(28,292)	$8,616

Research and Development Expenses

Research and development expenses were $26.7 million in 2020 compared to $24.3 million in 2019. The increase of approximately $2.4 million was primarily related to increases in personnel and consulting costs of $2.6 million in connection with preparations for the initiation of planned additional clinical trials of CMP-001 and an increase of approximately $0.8 million in stock-based compensation expense related to stock option grants after our IPO in August 2020. These increases were partially offset by lower contract manufacturing costs in 2020 of $1.0 million due the timing of manufacturing runs of CMP-001 in 2020 compared to 2019.

General and Administrative Expenses

General and administrative expenses were $10.2 million in 2020 compared to $4.6 million in 2019. The increase of $5.6 million was primarily related to increases in personnel and consulting expense of $1.3 million, professional fees of $1.7 million and directors and officers insurance expense of $1.4 million, all related to the Company beginning operations as a publicly traded company. Also contributing to the 2020 increase was $0.9 million of additional stock compensation expense related to stock options grants issued after our IPO in August 2020.

Interest Income

Interest income was $0.1 million for 2020 compared to $0.2 million for 2019. The year-over-year decrease reflects the lower prevailing interest rates in 2020 offsetting the impact associated with higher principal balances in 2020 resulting from our financing activities. We expect interest income will increase in 2021 due to higher principal balances.

Change in Fair Value of Series B Preferred Stock Tranche Right Liability

The change in fair value of the Series B preferred stock tranche right liability was a gain of $0.4 million for the year ended December 31, 2019. The gain was due to a decrease in the underlying fair value of the Series B preferred stock as of December 31, 2019 compared to the date of issuance in August 2019. The change in fair value of the Series B preferred stock tranche right liability associated with the November 2018 issuance of preferred stock was not material between the issuance date and the March 2019 settlement date. The change in fair value of the Series B preferred stock tranche right liability was not material from December 31, 2019 to January 14, 2020 when the tranche right was exercised.

Change in Fair Value of Convertible Notes

The fair value of the convertible notes at the time of conversion into the Series C preferred stock in June 2020 was determined to be equal to the value of the Series C preferred stock into which the convertible notes were converted, which was determined to be $1.6016 per share. The change in fair value of the convertible notes prior to close of the Series C preferred stock financing of $0.1 million primarily related to the accrued interest earned on the convertible notes prior to such financing.

Liquidity and capital resources

Overview

We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through December 31, 2020, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock. In April 2020, we received $10.0 million from the issuance of convertible notes and in June 2020, we received $74.6 million in additional net proceeds from the sale of Series C preferred stock. The convertible notes were converted into shares of Series C preferred stock in June 2020.

As noted above, in August 2020, we completed an IPO in which we received net proceeds of approximately $67.7 million, inclusive of the over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by us. In connection with the IPO, all outstanding shares of our redeemable preferred stock were converted to common stock.

We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of December 31, 2020, we had cash, cash equivalents and available-for-sale investments of $125.9 million.

We believe that the net proceeds from the IPO, together with our existing cash, cash equivalents and available-for-sales investments as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,		Increase
	2020	2019	(decrease)
	( in thousands)
Net cash used in operating activities	$(38,111)	$(26,851)	$11,260
Net cash used in investing activities	(83,290)	—	83,290
Net cash provided by financing activities	160,271	18,977	141,294

Net increase (decrease) in cash, cash equivalents and restricted cash	$38,870	$(7,874)	$46,744

Operating Activities

During the year ended December 31, 2020, net cash used in operating activities was $38.1 million, primarily resulting from our net loss of $36.9 million and cash used by changes in our operating assets and liabilities of $3.5 million, partially offset by non-cash charges of $2.3 million.

During the year ended December 31, 2019, net cash used in operating activities was $26.9 million, primarily resulting from our net loss of $28.3 million and the change in fair value of Series B preferred stock tranche right liability of $0.4 million, which were partially offset by additional non-cash charges of $0.3 million and cash provided by changes in our operating assets and liabilities of $1.5 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $2.0 million increase in accounts payable and accrued expenses, partially offset by an increase of $0.5 million in prepaid expenses and other current assets. Changes in accounts payable, accrued expenses and prepaid expenses in both periods were generally due to growth in our business and the timing of vendor invoicing and payments.

Investing Activities

Net cash used in investing activities of $83.3 million for the year ended December 31, 2020 reflects the investment of the proceeds from our Series B and Series C preferred stock financings and the IPO into investments.

Financing Activities

Net cash provided by financing activities in year ended December 31, 2020 was $160.3 million and consisted of the net proceeds from our IPO of $67.7 million, the issuance of Series B preferred stock and Series C preferred stock of $82.5 million and the proceeds from the issuance of convertible notes of $10.0 million.

Net cash provided by financing activities in the year ended December 31, 2019 was $19.0 million and consisted primarily of net proceeds from the issuance of Series B preferred stock of $18.9 million.

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

Contractual obligations and other commitments

We do not have any material principal contractual obligations and commitments as of December 31, 2020.

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

Pursuant to the Kuros License Agreement, we are required to make payments to Kuros for each product that achieves certain development and regulatory milestones. At December 31, 2020, we were obligated to make up to $56.0 million in milestone payments to Kuros related to CMP-001. Included in this total are potential milestones of $2.0 million at the initiation of a Phase 2 trial for CMP-001 and $4.0 million at the initiation of a Phase 3 trial for CMP-001. We are also required to pay royalties on sales of future products, if any. As of December 31, 2020, we have incurred and paid license fees and milestone payments totaling $2.3 million pursuant to the Kuros License Agreement. These payments are comprised of a license fee of $1.0 million which was recognized in research and development expense in 2015, a $1.0 million milestone payment in connection with the dosing of the first patient in our first Phase 1 clinical trial, which was recognized in research and development expense in 2016, and a $0.3 million license amendment fee in connection with the signing of the second amendment to the Kuros License Agreement, which was recognized in research and development expense in 2018. In March 2021, the Company initiated patient dosing in the Phase 2 first-line melanoma trial for CMP-001, which triggered a $2.0 million milestone payment.

We do not currently have any long-term leases. We rent our office space in Cambridge, Massachusetts based on a month-to-month license agreement with the landlord.

Critical accounting policies and significant judgments and estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to the judgement and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with preclinical and clinical trials;

•	CMOs and other providers in connection with the production of preclinical and clinical trial materials;

•	investigative sites in connection with clinical trials; and

•	other vendors in connection with our preclinical development activities.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, the estimated status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Stock-Based Compensation before Initial Public Offering

We measure all stock-based awards granted based on their estimated fair value on the date of the grant and recognize the corresponding compensation expense for those awarded to employees and directors over the requisite service period, which is generally the vesting period of the respective award, and for those awarded to nonemployees over the period during which services are rendered by nonemployees until completed. We have typically issued stock options and restricted stock awards with service-based vesting conditions and we record the expense for these awards using the straight-line method.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Determination of the Fair Value of Common Stock

After our IPO in August 2020, the fair value of common stock was determined on the grant date using the closing price of the Company’s common stock. As there was no public market for our common stock before the IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Third-party valuations of our common stock were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Our equity value at November 2018 was calculated using a market approach. In November 2018, we had a recent arm’s length transaction in our preferred stock, which was utilized to calculate the implied value of equity and common stock. In August 2019, we calculated our equity value using an income approach because the arm’s length transaction from November 2018 had occurred approximately 10 months prior and was deemed less relevant.

After our equity value was determined, our common stock values were estimated using both an option pricing method, or OPM, and a hybrid approach. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock only has value if the funds available for distribution to stockholders exceeds the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.

The hybrid method utilized both a probability-weighted expected return method, or PWERM, where the equity value in one or more scenarios is assigned, and the OPM. The PWERM is a scenario-based methodology that estimates the fair value of our common stock based upon an analysis of our future values, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate, and then probability weighted to arrive at an indication of value for the common stock.

These third-party valuations were performed at various dates, and resulted in valuations of our common stock of $0.35 per share as of November 30, 2018 and $0.44 per share as of August 14, 2019. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

•	the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;

•	the progress of our research and development programs, including the status and results of preclinical studies and clinical trials for our product candidates;

•	offers we have received to be purchased by prospective buyers;

•	the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or sale of our company in light of prevailing market conditions;

•	our stage of development and commercialization and our business strategy;

•	external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;

•	our financial position, including cash on hand, and our historical and forecasted performance and results of operations;

•	the lack of an active public market for our common stock and our preferred stock; and

•	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Valuation of Preferred Stock Tranche Right Liability

In connection with our Series B preferred stock financings in November 2018 and August 2019, we issued shares under purchase agreements that provided investors the right, or obligated investors, to participate in subsequent offerings of Series B preferred stock in the event that we achieved specified milestone events. The preferred stock tranche rights associated with the November 2018 financing were settled in March 2019 in connection with the achievement of the specified milestone events and those associated with the August 2019 financing were settled in January 2020 in connection with the achievement of the specified milestone events. We determine the fair value of preferred stock tranche right liabilities based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. We determine the fair value of preferred stock tranche right liabilities using a binomial model, which considers as inputs the value of the Series B preferred stock, the expected return of the underlying Series B preferred stock during the period between the valuation date and the expected event date, the probability and timing of achieving the specified milestones as of each valuation date and a discount rate. We determine the fair value per share of the underlying Series B preferred stock by taking into consideration the most recent sales of our convertible preferred stock, results obtained from third-party valuations and additional factors we deem relevant. As of December 31, 2019, the fair value of each Series B preferred stock was $2.20. Preferred stock tranche right liabilities are initially recorded at fair value upon the date of issuance and are subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred stock tranche right liability are recognized as a component of other income (expense) in the statement of operations and comprehensive loss. Changes in the fair value of the preferred stock tranche right liability continued to be recognized until the respective preferred stock tranche rights exercised on January 14, 2020.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent Accounting Pronouncements

A description of recently issued and recently adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 31, 2020, we had no debt outstanding and therefore were not subject to interest rate risk related to debt.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the British Pound. We recognized foreign currency losses of approximately $82,000 in the fiscal year ended December 31, 2020. These foreign currency transaction losses were recorded as a component of general and administrative expense in our consolidated statements of operations. At December 31, 2020, an immediate 5% change in the British Pound exchange rate would not have a material effect on our results of operations.

As we continue to grow our business, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates, which could adversely impact our results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

Item 8.	Financial Statements and Supplementary Data

The financial statement and supplemental data required by this item are included after the Signature page of the Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level of December 31, 2020.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In connection with the audits of our consolidated financial statements for the years ended December 31, 2019 and 2018, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the completion of our initial public offering, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. Our lack of adequate accounting personnel resulted in the identification of a material weakness in our internal control over financial reporting. Specifically, we lacked sufficient personnel to maintain effective segregation of duties in the processing and recording of financial transactions.

To improve our internal control over financial reporting and address this material weakness, during the year ended December 31, 2020, we:

•

Expanded our finance organization to allow for the segregation of duties in the processing and recording of financial transactions by hiring a full time Chief Financial Officer and Accounting Manager; and

•	Redesigned our processes and related controls to maintain effective segregation of duties in the processing and recording of financial transactions.

In connection with its review of disclosure controls and procedures as of December 31, 2020, management concluded that the previously identified material weakness had been remediated.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

The items described in “Remediation Activities” above are considered a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at http://checkmatepharma.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The NASDAQ Global Select Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.	Executive Compensation.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14.	Principal Accounting Fees and Services

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1)	The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:

2)	No schedules are submitted because they are not applicable, not required or because information is included in the consolidated financial statements or the notes thereto.

3)

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Item 16.	Form 10-K Summary

The Company has elected not to include summary information.

Item 15.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39425) filed on August 14, 2020)

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39425) filed on August 14, 2020)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

4.2	Second Amended and Restated Investors’’ Rights Agreement among the Registrant and certain of its stockholders, dated June 9, 2020 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239932) filed on July 17, 2020)

4.3*	Description of Securities

10.1#	2015 Stock Option and Grant Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.2#*	2020 Stock Option and Grant Plan, and form of award agreements thereunder. (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.4#	2020 Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.5#	Form of Indemnification Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.6#	Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.7#	Employment Agreement between the Registrant and Barry Labinger, dated November 26, 2018, as amended on August 2, 2020 (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.8#	Employment Agreement between the Registrant and Kleem Chaudhary, dated October 14, 2019, as amended on August 2, 2020 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.9#	Employment Agreement between the Registrant and Art Krieg, dated April 8, 2020, as amended on August 2, 2020 (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

Exhibit Number	Exhibit Description

10.10#	Executive Employment Agreement by and between the Registrant and James Wooldridge, dated September 19, 2019, as amended on August 2, 2020 (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.11#	Executive Employment Agreement by and between the Registrant and Robert Dolski, dated January 4, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 333-39425) filed on January 5, 2021)

10.12#	Consulting Agreement between the Registrant and Danforth Advisors LLC, dated June 5, 2019 (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239932) filed on July 17, 2020)

10.13*†	Master Clinical Trial Collaboration Agreement by and between the Registrant and Bristol Myers Squibb Company, dated December 7, 2020

10.14#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
†	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.
+

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKMATE PHARMACEUTICALS, INC.
Date: March 29, 2021	By:	/s/ Barry Labinger
Barry Labinger
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Barry Labinger and Robert Dolski, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Barry Labinger	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2021
Barry Labinger

/s/ Robert Dolski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2021
Robert Dolski

/s/ Mike Powell	Director	March 25, 2021
Mike Powell

/s/ Peter Colabuono	Director	March 25, 2021
Peter Colabuono

/s/ Keith Flaherty, M.D.	Director	March 25, 2021
Keith Flaherty, M.D.

/s/ Alan Fuhrman	Director	March 25, 2021
Alan Fuhrman

/s/ Oren K. Isacoff, M.D.	Director	March 25, 2021
Oren K. Isacoff, M.D.

/s/ Nilesh Kumar, Ph.D.	Director	March 25, 2021
Nilesh Kumar, Ph.D.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Checkmate Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Checkmate Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

March 29, 2021

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$43,055	$4,185
Restricted cash	20	20
Short-term investments	51,831	—
Prepaid expenses and other current assets	7,195	921

Total current assets	102,101	5,126

Investments, non-current	30,973	—

Total assets	$133,074	$5,126

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,297	$2,234
Accrued expenses	5,578	3,100
Series B preferred stock tranche right liability	—	300

Total current liabilities	7,875	5,634

Total liabilities	7,875	5,634

Commitments and Contingencies (Note 13)

Series A redeemable convertible preferred stock, $0.0001 par value, 0 and 25,000,000 shares authorized, issued and outstanding as of December 31, 2020 and 2019, respectively. .	—	32,482

Series B redeemable convertible preferred stock, $0.0001 par value, 0 and 29,972,284 shares authorized as of December 31, 2020 and 2019, respectively; 0 and 26,283,386 issued and outstanding as of December 31, 2020 and 2019, respectively	—	64,446

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 10,000,000 and 0 shares authorized as of December 31, 2020 and 2019, respectively; no shares outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 300,000,000 and 76,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 21,560,398 and 1,488,489 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2	1
Additional paid-in capital	265,342	—
Accumulated other comprehensive gain (loss)	(74)	—
Accumulated deficit	(140,071)	(97,437)

Total stockholders’ equity (deficit)	$125,199	$(97,436)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$133,074	$5,126

The accompanying notes are an integral part of these consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$26,719	$24,254
General and administrative	10,185	4,635

Total operating expenses	36,904	28,889

Loss from operations	(36,904)	(28,889)

Other income (expense):
Interest income	79	197
Change in fair value of Series B preferred stock tranche right liability	—	400
Change in fair value of convertible notes	(83)	—

Total other income (expense)	(4)	597

Net loss	$(36,908)	$(28,292)

Reconciliation of net loss attributable to common stockholders:
Net loss	$(36,908)	$(28,292)
Accretion of Series B preferred stock tranche right liability	—	(700)
Accretion of issuance costs on redeemable convertible preferred stock	(461)	(97)
Accrued dividends on redeemable convertible preferred stock	(5,536)	(5,955)

Net loss attributable to common stockholders	$(42,905)	$(35,044)

Weighted-average common shares outstanding—basic and diluted	9,559,898	1,450,501

Net loss per share attributable to common stockholders—basic and diluted	$(4.49)	$(24.16)

Comprehensive loss:
Net loss	$(36,908)	$(28,292)
Unrealized loss on available-for-sale investments	(74)	—

Comprehensive loss	$(36,982)	$(28,292)

The accompanying notes are an integral part of these consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2018	25,000,000	$30,482	17,522,259	$41,491	—	$—	1,394,961	$1	$—	$(62,802)	$—	$(62,801)
Issuance of Series B preferred stock at $2.1687 per share and Series B preferred stock initial tranche right, net of issuance costs of $97	—	—	8,761,127	18,203	—	—	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	97	—	—	—	—	—	(97)	—	(97)
Accretion of Series B preferred stock tranche right liability	—	—	—	700	—	—	—	—	—	(700)	—	(700)
Exercise of stock options	—	—	—	—	—	—	77,876	—	74	—	—	74
Vesting of restricted stock awards	—	—	—	—	—	—	15,652	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	335	—	—	335
Accrued dividends on redeemable convertible preferred stock	—	2,000	—	3,955	—	—	—	—	(409)	(5,546)	—	(5,955)
Net loss	—	—	—	—	—	—	—	—	—	(28,292)	—	(28,292)

Balances at December 31, 2019	25,000,000	32,482	26,283,386	64,446	—	—	1,488,489	1	—	(97,437)	—	(97,436)

Issuance of Series B preferred stock at $2.1687 per share, net of issuance costs of $27	—	—	3,688,898	7,973	—	—	—	—	—	—	—	—
Exercise of Series B preferred stock tranche right	—	—	—	300	—	—	—	—	—	—	—	—
Issuance of Series C preferred stock at $1.6016 per share, net of issuance costs of $435	—	—	—	—	46,828,167	74,566	—	—	—	—	—	—
Conversion of convertible notes into Series C convertible preferred stock	—	—	—	—	6,295,756	10,083	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	27	—	434	—	—	—	(461)	—	(461)
Accrued dividends on redeemable convertible preferred stock	—	1,222	—	3,152	—	1,162	—	—	(271)	(5,265)	—	(5,536)
Conversion of redeemable convertible preferred stock to common stock	(25,000,000)	(33,704)	(29,972,284)	(75,898)	(53,123,923)	(86,245)	14,948,241	1	195,846	—	—	195,847
Exercise of stock options	—	—	—	—	—	—	13,807	—	20	—	—	20
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,035	—	—	2,035
Issuance of common shares upon initial public offering net of issuance cost of $3,571	—	—	—	—	—	—	5,109,861	—	67,712	—		67,712
Unrealized losses on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	(74)	(74)
Net loss	—	—	—	—	—	—	—	—	—	(36,908)	—	(36,908)

Balances at December 31, 2020	—	$—	—	$—	—	$—	21,560,398	$2	$265,342	$(140,071)	$(74)	$125,199

The accompanying notes are an integral part of these consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(36,908)	$(28,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,035	335
Amortization/accretion of investments	188	—
Change in fair value of Series B preferred stock tranche right liability	—	(400)
Change in fair value of convertible notes	83	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(6,049)	(506)
Accounts payable	63	606
Accrued expenses	2,477	1,406

Net cash used in operating activities	(38,111)	(26,851)

Cash flows from investing activities
Purchases of investments	(83,290)	—

Net cash used in investing activities	(83,290)	—

Cash flows from financing activities
Proceeds from stock option exercises	20	74
Proceeds from issuance of convertible preferred stock, net	82,539	18,903
Proceeds from initial public offering of common stock, net	67,712	—
Proceeds from issuance of convertible notes	10,000	—

Net cash provided by financing activities	160,271	18,977

Net increase (decrease) in cash, cash equivalents and restricted cash	38,870	(7,874)
Cash, cash equivalents and restricted cash at beginning of period	4,205	12,079

Cash, cash equivalents and restricted cash at end of period	$43,075	$4,205

Supplemental disclosure of non-cash financing activities:
Accretion of issuance costs related to redeemable convertible preferred stock	$461	$97
Accretion of Series B preferred stock tranche right liability	$—	$700
Exercise of Series B preferred stock tranche right	$300	$—
Accrued dividends on redeemable convertible preferred stock	$5,536	$5,955
Conversion of convertible notes into Series C preferred stock	$10,083	$—
Conversion of redeemable convertible preferred stock into common stock	$195,847	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – NATURE OF BUSINESS

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

Initial Public Offering

On August 11, 2020, the Company completed an initial public offering of its common stock, at which time the Company issued and sold 5,000,000 shares of its common stock, at a price to the public of $15.00 per share. On September 3, 2020, the underwriters of the initial public offering exercised a portion of their overallotment option by purchasing an additional 109,861 shares from the Company at the initial public offering price. The Company received approximately $67.7 million in net proceeds, inclusive of the over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

In connection with the closing of the initial public offering, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 14,948,241 shares of the Company’s common stock.

On July 31, 2020, the Company effected a one-for-7.4771 reverse stock split of its common stock. All shares, stock options, warrants, redeemable convertible preferred stock conversion prices, ratios and per share information presented in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. The par value per share and the authorized number of shares of common stock were not adjusted as a result of the reverse stock split.

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

The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing agreements. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The Company expects its cash, cash equivalents and investments of $125.9 million as of December 31, 2020 will be sufficient to fund its operating expenses and capital requirements for at least 12 months beyond the date of issuance of these consolidated financial statements.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiary Checkmate Pharmaceuticals Security Corporation. Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases estimates and assumptions on historical experience when available and on various factors that management believes to be reasonable under the circumstances. Significant estimates relied upon in preparing the accompanying financial statements include, but are not limited to the fair value of common stock used in the determination of stock-based compensation expense before the Company’s initial public offering of common stock, the valuation of derivative liabilities, the fair value of convertible notes and the accrual of research and development expenses. The Company assesses these estimates on an ongoing basis; however, actual results could differ materially from those estimates. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The impact of changes in estimates are recorded in the period in which they become known.

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. As of December 31, 2020 and 2019, all of the Company’s long-lived assets were domiciled in the United States.

Cash Equivalents

The Company considers all highly liquid investments purchased with remaining maturities of three months or less on the purchase date to be cash equivalents. The Company’s cash equivalents at December 31, 2020 and 2019 were $8.8 million and $4.0 million, respectively comprised primarily of money market funds.

Restricted Cash

As of December 31, 2020 and 2019, the Company maintained a restricted cash balance of $20,000 relating to a corporate credit card account in a money market account.

Investments

The Company invests excess cash balances in commercial paper and corporate debt securities. The Company considers investments in commercial paper and corporate debt securities with an original maturity when purchased of greater than three months as available-for-sale. The Company reports available-for-sale investments at fair value at each balance sheet date, and includes any unrealized holding gains and losses in other comprehensive gain (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific-identification method, and are included in other (expense) income, net in its consolidated statements of operations and comprehensive loss. Should any adjustment to fair value reflect a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, recognizes the associated unrealized loss through a charge to the consolidated statements of operations and comprehensive loss. The Company did not record any impairment charges related to investments during the year ended December 31, 2020.

The Company classifies available-for-sale investments as current or non-current based on each instrument’s underlying effective maturity date and for which it has the intent and ability to hold the investment for a period of greater than 12 months. Investments with maturities of less than 12 months are classified as current and are included in investments in the consolidated balance sheets. Investments with maturities greater than 12 months for which the Company has the intent and ability to hold the investment for greater than 12 months are classified as non-current and are included in investments, non-current in the consolidated balance sheets.

Redeemable Convertible Preferred Stock

The Company issued Series A redeemable convertible preferred stock (“Series A”), Series B redeemable convertible preferred stock (“Series B”) and Series C redeemable convertible preferred stock (“Series C”) under their respective stock purchase agreements. Series A, Series B and Series C are hereinafter individually and collectively referred to as “preferred stock”. Series A, Series B and Series C preferred stock were classified as temporary equity and were initially recorded at their original issuance price, net of issuance costs, initial tranche right liability and the intrinsic value of beneficial conversion feature, if any. The Company recognized changes in the redemption value of preferred stock as they occurred and accreted the carrying amount of preferred stock to its redemption value at the end of each reporting period. These increases were recorded as charges against retained earnings, if any, and then to additional paid-in capital. Then, in the absence of additional paid-in capital, the accretion was charged to the accumulated deficit.

A beneficial conversion feature arises when the fair value of the Company’s common stock on the commitment date is greater than the effective preferred stock conversion price. A beneficial conversion feature is recorded at its intrinsic value as a component of additional paid-in capital and is not remeasured in subsequent periods. The Company did not recognize any beneficial conversion feature in connection with its preferred stock.

Preferred Stock Tranche Right Liability

The Company classifies preferred stock tranche rights as a liability on its balance sheet as each preferred stock tranche right is a freestanding financial instrument that may require the Company to transfer assets upon the achievement of specified milestone events. The Company records a preferred stock tranche right liability initially at fair value upon the date of issuance of a preferred stock tranche right and subsequently remeasures to fair value at each reporting date. Changes in the fair value of a preferred stock tranche right liability were recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Changes in the fair value of a preferred stock tranche right liability were recognized until the respective preferred stock tranche right was settled upon achievement of the specified milestone event on January 14, 2020.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s Series B preferred stock tranche right liability was carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above.

Cash, cash equivalents, restricted cash and investments are reported at fair value based on Level 1 and Level 2 inputs (Note 3). Other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

There were no transfers among the fair value hierarchy during the years ended December 31, 2020 and 2019.

Fair Value Option

As permitted under ASC 825, Financial Instruments (“ASC 825”), the Company elected the fair value option to account for its convertible notes. In accordance with ASC 825, the Company recorded these convertible notes at fair value with changes in fair value recorded as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. The Company concluded that it was appropriate to apply the fair value option to the convertible notes because there were no non-contingent beneficial conversion options related to the convertible notes.

Foreign Currency Transaction Gains or Losses

Transactions denominated in foreign currencies, which are primarily contract manufacturing services, are recorded in U.S. dollars on the date of those transactions. Adjustments arising from foreign currency transactions between the purchase and the settlement dates are reflected in the consolidated statements of operations and comprehensive loss as a component of operating expenses. The Company realized net foreign currency transaction gains of $0.1 million in each of the years ended December 31, 2019 and 2020.

Concentrations of Credit Risk and of Significant Suppliers

The Company has no significant off-balance sheet risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and investments. The Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

The Company is dependent on third-party manufacturers to supply the drug substance and drug product for its research and development activities. These activities could be adversely affected by a significant interruption in the supply of such drug substance and drug product.

Net Loss per Share Attributable to Common Stockholders

The Company follows the two-class method for computing net loss per share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period without consideration for potentially dilutive securities. Net loss attributable to common stockholders is allocated to each share on an as-converted basis as if all of the net loss for the period had been distributed. During periods in which the Company incurred a net loss, the Company does not allocate net loss to participating securities because they do not have a contractual obligation to share in the net loss of the Company.

The Company computes diluted net loss per common share after giving consideration to all potentially dilutive common equivalents, including preferred stock, common stock options, and unvested restricted stock awards outstanding during the period except where the effect of such non-participating securities would be antidilutive. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

Research and Development

Research and development costs are expensed in the period incurred. Research and development costs include payroll and personnel expense; consulting costs; external contract research and development costs; raw materials; drug product manufacturing costs; and allocated overhead such as depreciation and amortization, rent and utilities. Advance payments for goods and services to be used in future research and development activities are recorded as prepaid expenses and are expensed over the service period as the services are provided or when the goods are consumed.

Clinical trial costs are a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activation, and other information provided to the Company by its vendors.

Patent Costs

Costs to secure and maintain patents covering the Company’s technology and drug candidates are expensed as incurred and are classified as general and administrative expenses in the Company’s consolidated statements of operations.

Stock-Based Compensation

The Company issues stock-based awards to employees and non-employees, generally in the form of stock options. The Company accounts for its stock-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. The majority of the Company’s stock-based awards have been made to employees and board of director members. The Company measures compensation cost for all equity awards at their grant-date fair value and recognize compensation expense over the requisite service period, which is generally the vesting period, on a straight-line basis. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of common stock on the grant date (for those stock options granted before the Company’s initial public offering), the expected term of the award, the expected volatility of the Company’ stock, calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of stock. The expected term of the Company’s stock options is determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. Forfeitures are accounted for as they occur. Historically, for periods before the Company’s initial public offering, the fair value of the shares of common stock was determined on each grant date by the board of directors based on valuation estimates from management considering the most recently available independent third-party valuation of the Company’s common stock. The Company’s board of directors also assessed and considered, with input from management, additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the grant date. The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

Income Taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for loss carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. To date, the Company has not incurred interest and penalties related to uncertain tax positions. Should such costs be incurred, they would be classified as a component of provision for income taxes.

Emerging Growth Company Status

The Company is an “emerging growth company,” (“EGC”) as defined in the Jumpstart Our Business Startups Act, (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 includes several provisions to simplify the accounting for income taxes and removes certain exceptions for recognizing deferred taxes for investments, performing intra period allocation and calculating income taxes in interim periods. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2020 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. The Company early adopted ASU 2019-12 prospectively effective January 1, 2020 and the adoption did not have any impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). This update clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. The guidance is required to be applied retrospectively to the date of initial application of Topic 606 and entities should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. The Company early adopted ASU 2018-18 effective January 1, 2020 and the adoption did not have any impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies, and in certain cases eliminates, the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU No. 2018-13 are effective for the Company on January 1, 2020. The Company adopted ASU No. 2018-13 effective January 1, 2020 and the adoption did not materially affect the Company’s disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is required to be adopted for annual periods beginning after December 15, 2019. The Company adopted ASU 2017-11 effective January 1, 2020 and adoption did not have any impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Credit Losses (Topic 326).” ASU 2016-13 requires that financial assets measured at amortized cost, such as trade receivables and investments, be represented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief,” which allows for a transition election on certain instruments. The guidance is effective for Small Reporting Companies for fiscal years beginning after December 15, 2022 and interim periods in those fiscal years. In November 2019, the FASB issued ASU No. 2019-11 which amends certain aspects of ASU No. 2016-13, including transition relief for trouble debt restructuring, among other topics. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

3 – FAIR VALUE MEASUREMENT

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money markets funds (included in cash equivalents)	$7,839	$—	$—	$7,839
Commercial paper	—	42,701	—	42,701
Corporate debt securities	—	41,103	—	41,103

Total assets	$7,839	$83,804	$—	$91,643

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money markets funds (included in cash equivalents)	$4,003	$—	$—	$4,003

Total assets	$4,003	$—	$—	$4,003

Liabilities:
Series B preferred stock tranche right liability	$—	$—	$300	$300

Total liabilities	$—	$—	$300	$300

Marketable securities classified as Level 2 within the valuation hierarchy consist of commercial paper and corporate debt securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.

4 – VALUATION OF SERIES B PREFERRED STOCK TRANCHE RIGHT LIABILITY

The Series B preferred stock tranche right liability in the table above is composed of the fair value of rights to purchase Series B. The fair value of the Series B preferred stock tranche right liability was determined based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The fair value of the preferred stock tranche right liability was determined using a binomial model, which considered as inputs the value of the Series B preferred stock, the expected return of the underlying Series B preferred stock during the period between the valuation date and the expected event date, the probability and timing of achieving the specified milestones as of each valuation date and a discount rate. The most significant assumption in the binomial model impacting the fair value of the Series B preferred stock tranche right liability is the fair value of the Company’s Series B preferred stock as of each measurement date. The Company determines the fair value per share of the underlying Series B preferred stock by taking into consideration the most recent sales of its Series B preferred stock, results obtained from third-party valuations and additional factors the Company deems relevant. As of December 31, 2019, the fair value of each share of Series B preferred stock was $2.20 per share. The Series B preferred stock tranche right was exercised on January 14, 2020. The change in fair value of the Series B preferred stock tranche right liability from December 31, 2019 to January 14, 2020 was not material.

The following table provides a roll-forward of the aggregate fair value of the Company’s Series B preferred stock tranche right liability, for which fair value is determined using Level 3 inputs:

Series B Preferred Stock Tranche Right Liability
(in thousands)
Balance as of December 31, 2018	$—
Initial fair value of Series B preferred stock tranche right liability	700
Change in fair value of Series B preferred stock tranche right liability	(400)

Balance as of December 31, 2019	300
Exercise of Series B preferred stock tranche right	(300)

Balance as of December 31, 2020	$—

VALUATION OF CONVERTIBLE NOTES

The Company elected the fair value option to account for its convertible notes issued during April 2020 and converted in June 2020. The fair value of the convertible notes was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The fair value of the initial closing of the Company’s convertible notes in April 2020 was determined to be equal to the proceeds of $10.0 million on issuance. The fair value of the convertible notes at the time of conversion into the Series C preferred stock in June 2020 was determined to be equal to $1.6016 per share, the value of the Company’s Series C preferred stock into which the convertible notes were converted. The change in fair value of the convertible notes prior to close of the Series C preferred stock financing of $0.1 million primarily related to the accrued interest earned on the convertible notes prior to such financing. The following table presents a roll-forward of the aggregate fair values of the Company’s convertible notes (Note 7) for which fair value is determined by Level 3 inputs:

Convertible Notes
(in thousands)
Balance as of December 31, 2019
Initial fair value	$10,000
Change in fair value plus accrued interest	83
Settlement of convertible notes	(10,083)

Balance as of December 31, 2020	$—

5 – INVESTMENTS

The following table summarizes the amortized cost and estimated fair value of the Company’s investments, which are considered to be available-for-sale investments as of December 31, 2020. The Company had no investments as of December 31, 2019.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-term Investments	Investments, non-current
			(in thousands)
Commercial Paper	$42,709	$8	$(16)	$42,701	$42,701	$—
Corporate debt securities	41,169	—	(66)	41,103	10,130	30,973

Total	$83,878	$8	$(82)	$83,804	$52,831	$30,973

The amortized cost and estimated fair value of investments by contractual maturity at December 31, 2020 are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$52,854	$52,831
Due after one year through two years	31,024	30,973

	$83,878	$83,804

At December 31, 2020, there were no available-for-sale securities in the Company’s total investment portfolio that were in a continuous unrealized loss position for more than 12 months. The Company concluded that the net declines in market value of available-for-sale securities were temporary in nature and did not consider any of investments to be other-than-temporarily impaired.

6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2020	2019
	(in thousands)
Payroll and employee related expenses	$1,555	$1,051
External research and development	3,633	1,969
Other accrued expenses	390	80

Total accrued expenses	$5,578	$3,100

7 – CONVERTIBLE NOTES

On April 21, 2020, the Company entered into a note purchase agreement (the “note purchase agreement”), pursuant to which the Company issued unsecured convertible notes to investors for a total of $10.0 million in principle. The Company would pay simple interest on the outstanding principal amount to the extent not converted at the rate of 8% per annum. No repayment of principal or interest was due until maturity, which occurs 12 months after issuance of the convertible notes. Under the note purchase agreement, the convertible notes outstanding principal and unpaid accrued interest automatically converted upon a “Qualified Financing” (as defined in the note purchase agreement). If the Qualified Financing was consummated within (i) three months after the date of the agreement, the conversion price shall be equal to 90% of the per share price paid by the investors; (ii) if consummated more than three months after the date of the note purchase agreement, but within six months, the conversion price shall be equal to 80% of the per share price paid by the investors; and (iii) is consummated more than six months after the date of the note purchase agreement, the conversion price shall be equal to 70% of the price per share paid by the investors.

On June 2, 2020, upon the Series C preferred stock financing (Note 8), the outstanding principal and unpaid accrued interest of the convertible notes of $10.1 million converted into 6,295,756 shares of Series C preferred stock. Upon execution of the Series C preferred stock, the noteholder investors waived their right to the 90% conversion price and converted the notes at 100% of the per share price paid by the investors in the Qualified Financing.

The Company elected the fair value option to account for the convertible notes. The Company recorded the convertible notes at fair value and subsequently remeasured them to fair value upon settlement of the convertible notes. Changes in fair value were recognized as a component of other income (expense), net in the consolidated statements of operations. The Company recognized a loss in the consolidated statements of operations of $0.1 million as change in fair value of the convertible notes during the year ended December 31, 2020.

8 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

On August 11, 2020, in connection with the closing of the Company’s initial public offering of its common stock, all outstanding shares of the Company’s preferred stock were converted into 14,948,241 shares of common stock. As a result of the conversion, the Company reclassified the carrying value of its preferred stock, which included all cumulative but unpaid dividends, to common stock and additional paid-in-capital in the amount of $1,000 and $195.8 million, respectively. Following the closing of the Company’s initial public offering of its common stock in August 2020, 10,000,000 shares of undesignated preferred stock were authorized, and no shares were outstanding.

As of December 31, 2019, the preferred stock consisted of the following:

	Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
	(dollars in thousands)
Series A preferred stock	25,000,000	$32,482	$32,482	3,343,542
Series B preferred stock	26,283,386	64,446	64,446	3,946,001

	51,283,386	$96,928	$96,928	7,289,543

The Series A and Series B preferred stock were classified outside of stockholders’ deficit because the shares contain redemption features that were not solely within the control of the Company.

Series B Preferred Stock Financing

In June 2017, the Company entered into a Series B stock purchase agreement which provided for the issuance and sale of 12,450,027 Series B preferred stock at a price of $2.16867 per share. In November 2018, Series B preferred stock purchase agreement was amended (“Series B First Amendment”) and the Company issued an additional 5,072,232 shares of Series B preferred stock at $2.16867 per share with a potential further issuance of 5,072,232 shares upon the achievement of specified milestone events or the waiver there of by the purchaser. The specified milestone event was met and an additional 5,072,232 shares were issued in March 2019 at $2.16867 per share. In August of 2019, Series B preferred stock purchase agreement was further amended (“Series B Second Amendment”) and the Company issued 3,688,895 Series B shares at $2.16867 with another 3,688,898 available for issuance after December 2, 2019 if approved by the Company’s Board of Directors.

The Series B Second Amendment provided investors the right, or obligated investors, to participate in subsequent offerings of Series B preferred stock after December 2, 2019, if approved by the Company’s Board of Directors. The Company concluded that the rights or obligations of investors to participate in the future issuance of Series B preferred stock met the definition of a freestanding financial instrument that was required to be recorded as a liability at fair value as (i) the instruments were legally detachable and separately exercisable from the Series B preferred stock and (ii) the rights required the Company to transfer assets upon future closings of the Series B preferred stock. Upon the closings of Series B preferred shares in August 2019, the Company recorded a preferred share tranche right liability of $0.7 million and a corresponding reduction to the carrying value of the Series B preferred stock. In addition, the conversion features were out of the money as of the commitment date as the effective conversion price of preferred shares was greater than the fair value of the underlying common share into which the preferred shares are convertible. As a result, no beneficial conversion feature was recorded.

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

Series C Preferred Stock Financing

In June 2020, the Company entered into the Series C preferred stock purchase agreement, pursuant to which the Company was authorized to issue 62,489,557 shares of Series C preferred stock, at a price of $1.6016 per share. As part of the closing, the Company issued 46,828,167 shares of Series C preferred stock at $1.6016 per share resulting in net proceeds received $74.6 million and an additional 6,295,756 shares of Series C preferred stock in satisfaction of the conversion of $10.0 million convertible notes and $0.1 million of accrued interest. The aggregate purchase price of the Series C preferred stock was $85.1 million, and the Company incurred issuance costs of $0.4 million, which was recorded as a reduction to the Series C preferred stock carrying value.

The Company’s Series A, Series B and Series C preferred stock had the following rights and preferences:

Voting

Unless otherwise specified in the certificate of incorporation, preferred stockholders and common stockholders voted as a single class on an as-converted basis on certain significant actions, including board size, protective provisions, mergers, acquisition, liquidation, dissolution, winding up of business, deemed liquidation events, and changes in authorized shares. Common stockholders are not entitled to vote on matters affecting preferred stock.

Optional Conversion

Each share of preferred stock was convertible into the number of common stock shares at the preferred stockholders’ option at any time, to be determined by dividing the issuance price of $1.00 per share for Series A, $2.16867 per share for Series B and $1.6016 per share for Series C by the conversion price in effect at the time of conversion.

Mandatory Conversion

Shares of preferred stock were automatically converted into shares of common stock upon the earlier of (i) a qualified IPO, as defined in the Series B preferred stock purchase agreement, or (ii) a vote to convert by a simple majority of Series A stockholders voting as a single class and at least 2/3 of Series B preferred stockholders voting as a single class.

Dividends

Preferred stock accrued dividends on a cumulative basis at $0.08 per share per annum for the Series A preferred stock, $0.17349 per share per annum for Series B preferred stock and $0.128128 per share per annum for Series C preferred stock, calculated daily and payable when and if declared by the Company’s board of directors. No dividends may be paid to common stockholders until all dividends to preferred stockholders are paid in full, except stock dividends paid to common stockholders. On August 10, 2020, immediately before the closing of the Company’s initial public offering of its common stock, cumulative dividends for Series A preferred stock, Series B preferred stock and Series C preferred stock were $8.7 million, $10.6 million and $1.2 million, respectively.

Liquidation Preference

Upon any voluntary or involuntary liquidation, dissolution or winding up of business, or a deemed liquidation event, preferred stockholders have liquidation preferences in priority to common stockholders at the preferred stock original issuance price per share plus any accrued but unpaid dividends, and any declared but unpaid dividends. If assets available for distribution are insufficient to satisfy the liquidation preference payable to preferred stockholders, assets available for distribution will be allocated among preferred stockholders ratably based on their shareholding. When preferred stockholders are satisfied in full, any remaining assets available for distribution will be allocated ratably among all outstanding capital stock based on the number of common stock held by each holder on an as-converted basis. If the aggregate amount to be received by preferred stockholders exceeds three times the preferred stock preference amount, as defined in the preferred stock purchase agreement, the preferred stockholders may elect to receive the greater of (i) three times the preference amount, or (ii) the amount the preferred stockholders would have received if their shares were converted into common shares immediately prior to the liquidation or deemed liquidation event.

Redemption

Shares of preferred stock were redeemable at the option of the preferred stockholders at any time, on or after August 10, 2023, upon a majority vote of Series A stockholders voting as a single class and at least 2/3 vote of Series B stockholders voting as a single class. The redemption amounts were payable in three annual installments at a price per share equal to the preferred stock original issue price, plus any accrued but unpaid dividends and any declared but unpaid dividends.

9 – COMMON STOCK

The voting, dividend and liquidation rights of the common stockholders are subject to and qualified by the rights, powers, and preferences of the preferred stock. The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Common stockholders are entitled to receive dividends declared out of funds legally available, subject to the payment in full of all preferential dividends to which the holders of preferred stock are entitled. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment or provision for payment of all debts and liabilities of the Company and all preferential amounts to which the holders of preferred stock are entitled, if any, the common stockholders, and preferred stockholders (on an as-converted basis) are entitled to share ratably in the remaining assets of the Company available for distribution.

10 – STOCK-BASED COMPENSATION

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

In August 2020, the Company’s board of directors and stockholders adopted and approved the Checkmate Pharmaceuticals, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and cash-based awards to its officers, employees, non-employee directors and consultants of the Company. The maximum number of stock awards to be issued under the 2020 Plan is 3,935,005 shares, which is comprised of the initial limit of 3,205,430 shares plus 729,575 shares that were remaining available for issuance under the Company’s 2015 Plan. Each January 1, beginning on January 1, 2021, the number of shares of stock reserved and available for issuance under the 2020 Plan shall be cumulatively increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the 2020 Plan administrator. Upon the creation of the 2020 Plan, no new stock awards will be issued from the 2015 Plan. Any awards granted from the 2015 Plan that are forfeited, canceled, or held back will be added back to shares issuable under the 2020 Plan. As of December 31, 2020, an aggregate of 2,470,380 shares of common stock was available for future grant.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year ended December 31,
	2020	2019
Risk-free interest rate	0.31%	1.47%
Expected term (in years)	5.92	5.75
Expected volatility	78.84%	61.49%
Dividend yield	—	—

The per share weighted average grant date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $14.50 and $0.26, respectively. As of December 31, 2020, total unrecognized compensation expense related to stock options totaled $13.6 million, which is expected to be recognized over a weighted average period of 3.32 years. The following table summarizes the activity under the Company’s stock option plan during the year ended December 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,073,044	$2.45	8.7	$902
Granted	1,522,248	$14.50
Forfeited	(43,816)	$6.87
Exercised	(13,807)	$1.43

Outstanding at December 31, 2020	2,537,669	$9.61	8.2	$13,177

Vested and expected to vest at December 31, 2020	2,537,669	$9.61	8.2	$13,177
Exercisable at December 31, 2020	604,386	$2.66	6.6	$7,216

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised during the year ended December 31, 2020 was $0.2 million.

Restricted Stock

The Company did not grant restricted stock during the year ended December 31, 2020. All previously granted restricted stock was fully vested as of December 31, 2019.

Stock-based Compensation Expense

Total stock-based compensation expense was classified in the accompanying consolidated statements of operations as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Research and development	$942	$116
General and administrative	1,093	219

Total stock-based compensation expense	$2,035	$335

Employee Stock Purchase Plan

In July 2020, the Company’s board of directors and stockholders adopted and approved the Checkmate Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”) which became effective immediately before the closing of the Company’s initial public offering of its common stock. The 2020 ESPP was created to provide eligible employees of the Company and other qualified participants to purchase the Company’s common stock at 85% of the fair market value of the common stock on the offering date or the exercise date, whichever is lower, for up to 15% of such employee’s compensation for each pay period. The Company reserved 267,119 shares of common stock for the 2020 ESPP. The 2020 ESPP provides for an annual increase in the number of shares of common stock to be reserved for future issuance under the 2020 ESPP. Each January 1, beginning on January 1, 2022, the number of shares of stock reserved and available for issuance under the 2020 ESPP shall be cumulatively increased by the lesser of (i) 267,119 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the 2020 ESPP administrator. No shares of the Company’s common stock were purchased under the ESPP for the year ended December 31, 2020.

11 – INCOME TAXES

For the year ended December 31, 2020 and 2019, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company’s effective income tax rate:

	Year Ended December 31,
	2020	2019
Tax at U.S. statutory rate	21.00%	21.00%
Changes from statutory rate:
State taxes, net of federal benefit	4.61%	7.51%
Non-deductible permanent items	0.00%	(0.28)%
Tax credits	1.97%	6.74%
Stock-based compensation	(1.11)%	0.0%
Changes in enacted rates	0.00%	(0.01)%
Change in valuation allowance	(26.47)%	(34.96)%

Effective income tax rate	0.00%	0.00%

The components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net operating loss carryforwards	$30,120	$21,180
Tax credits	4,891	4,355
Stock-based compensation expenses	108	170
Accrued expenses and other	612	243

Gross deferred tax assets	35,731	25,948
Valuation allowance	(35,731)	(25,948)

Deferred tax assets, net	$—	$—

The Company has weighed the positive and negative evidence to assess the recoverability of its deferred tax assets. Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. After this assessment, the Company determined it was more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $35.7 million and $25.9 million, respectively. For the years ended December 31, 2020 and December 31, 2019, the Company recorded a net valuation increase of $9.8 million and $9.9 million, respectively, primarily related to net operating losses and tax credits.

As of December 31, 2020, the Company had gross U.S. federal net operating loss carryforwards of $114.2 million including $81.6 million that had an indefinite carryforward period with utilization limited to 80% and $32.6 million that were subject to expiration at various dates through 2038. The Company had state net operating loss carryforwards of $94.6 million which will expire in the years 2037 through 2040. As of December 31, 2020, the Company had U.S. and state research and development tax credit carryforwards of $6.5 million will begin to expire in 2031. The net operating loss and research and development tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

Net operating loss and research and development tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study.

The Company files income tax returns in the United States and various states. As of December 31, 2020, there are currently no income tax audits in progress. All years prior to calendar 2017 are closed with the Internal Revenue Service and all years prior to 2016 are closed with various states.

The Company accounts for uncertainty in income taxes under the provisions of AC740 which defines the thresholds for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of December 31, 2020 and 2019, the Company has recorded $1.3 million and $0, respectively in unrecognized tax benefits. Any future interest and penalties related to income tax matters would be recognized in the provision for income tax. As of December 31, 2020 and 2019, no liability was recorded on the consolidated balance sheets for uncertain tax positions since the balance is fully offset by deferred tax assets, and the Company did not have a balance of accrued interest and penalties related to uncertain tax positions.

The following is reconciliation of the total amounts of unrecognized benefits:

	December 31,
	2020	2019
	(in thousands)
Unrecognized benefits at the beginning of the year	$—	$—
Additions for the tax positions related to the current year	1,307	—

Unrecognized benefits at the end of the year	$1,307	$—

12 – NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Because the Company reports a net loss attributable to common stockholders, basic and diluted net loss per share attributable to common stockholders are the same for both years presented. All preferred stock and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact. The following common stock equivalents outstanding at December 31, 2020 and 2019 have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	December 31,
	2020	2019
Options to purchase common stock	2,537,669	8,023,378
Redeemable convertible preferred stock	—	51,283,386

13 – COMMITMENTS AND CONTINGENCIES

Facility Lease

The Company has a month-to-month lease agreement for its corporate space in Cambridge, Massachusetts. Rent expense is recognized as incurred. Rent expense for the years ended December 31, 2020 and 2019 was $0.5 million and $0.4 million, respectively.

Clinical Trial Collaboration Agreements

On August 22, 2018, the Company entered into the Clinical Trial Collaboration and Supply Agreement (“CTCSA”) with an affiliate of Merck KgaA (“Merck”) and Pfizer Inc. (“Pfizer”) (Merck and Pfizer together are referred to herein as the “Alliance”). Pursuant to the CTCSA, the Company, and the Alliance will each provide compound drug product that will be dosed concurrently or in combination in a clinical trial sponsored by Pfizer. This agreement was amended on March 4, 2019. In addition to providing a compound drug product to be used in the clinical trial, the Company will reimburse Pfizer for each patient dosed in the study using the Company’s compound at a specified rate outlined in the CTCSA. In no event will the amount of costs due by the Company to Pfizer exceed $4.0 million over the term of the CTCSA. The costs of services performed, and material used in connection with the research and development activities of the CTCSA, including reimbursements due to Pfizer, are included in research and development costs and expensed as incurred. The Company incurred $1.0 million and $0.5 million of expense during the years ended December 31, 2020 and 2019, respectively.

On December 7, 2020, the Company entered into the Master Clinical Trial Collaboration Agreement (“MCTCA”) with Bristol-Myers Squibb Company (“BMS”). The MCTCA dictates the general terms that govern specific collaborative studies between the companies, including the Company’s Phase 2 refractory melanoma study and Phase 2 front-line melanoma study (collectively, the “collaborative studies”). Pursuant to the MCTCA, BMS agreed to provide nivolumab, a drug to be used in combination with CMP-001 in the collaborative studies, at its own expense. As part of the MCTCA, the parties granted each other non-exclusive licenses to use background intellectual property and regulatory documentation to seek regulatory approval of the other party’s compound solely for use as a combination therapy. The Company does not expect to incur any future costs in connection with the MCTCA.

License Agreement

In June 2015, the Company entered into an exclusive license agreement with Cytos Biotechnology LTD (now Kuros Biosciences AG or Kuros) as amended in August 2017 and as further amended in January 2018 (the “Kuros License Agreement”). Pursuant to the Kuros License Agreement, in return for payments made, the Company was granted an exclusive, royalty-bearing, sublicensable, worldwide license, under all of Kuro’s intellectual property rights, including any intellectual property rights arising during the term of the agreement, to commercially develop, manufacture, use, distribute, and sell certain therapeutic products, including CMP-001, (the “Licensed Products”) for the diagnosis, treatment and prevention of all indications in humans and animals. Under the terms of the Kuros License Agreement, the Company is required to use commercially reasonable efforts to develop at least one Licensed Product. Under the Kuros License Agreement, the Company agreed to make payments to Kuros for each product that achieves certain development and regulatory milestones, including payments of up to $56.0 million for the Company’s current oncology programs. As of December 31, 2020, the Company has incurred and paid a milestone payment totaling $1.0 million related to first patient dosing in a Phase 1 trial. The additional potential milestone payments of $55 million include potential milestones of $2.0 million at first patient dosing of a Phase 2 trial for CMP-001 and $4.0 million at the first patient dosing of a Phase 3 trial for CMP-001, both of which are anticipated in the first half of 2021. The Company is also required to pay tiered royalties of high single-digit to low teens percentages on annual net sales of Licensed Products that are covered by a licensed patent, as well as royalties at 50% of the foregoing amounts with respect to sales of Licensed Products that are not covered by a licensed patent, but are covered by licensed know-how. The Kuros License Agreement shall expire upon the expiration of the last-to-expire royalty term for the Licensed Products in the territory. Either party has the right to terminate the agreement in full for an uncured material breach of the agreement upon written 60 days’ notice to the other party. The Company has the right to terminate the agreement for any reason upon 90 days’ written notice to Kuros.

Other Contingencies

During the ordinary course of its operations, the Company may become a party to contractual disputes, litigation, and potential claims. The Company does not believe that the resolution of any of these matters, if any, will have a material adverse effect on its financial position or results of operations.

14 – DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. The Company contributed $0.1 million to the 401(k) Plan for each of the years ended December 31, 2020 and 2019.

15 – SUBSEQUENT EVENT

In March 2021, the Company initiated patient dosing in the Phase 2 first-line melanoma trial for CMP-001, which triggered a $2.0 million milestone payment to Kuros.