Form 10-Q
period 2021-03-31
Checkmate Pharmaceuticals, Inc.
filed 2021-05-13
CIK 1651431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, the registrant had 21,625,891 shares of common stock, $0.0001 par value per share outstanding.

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

•	We are heavily dependent on the success of vidutolimod (formerly CMP-001), our only current product candidate.

•

We will not be able to commercialize vidutolimod and future product candidates if our preclinical studies do not produce successful results and our clinical trials do not demonstrate the safety and efficacy of vidutolimod and future product candidates.

•	Vidutolimod is based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

•

Difficulty in enrolling patients could delay or prevent clinical trials of vidutolimod and future product candidates. We may find it difficult to enroll patients in our clinical trials or any subsequent trials that we may conduct.

•

Vidutolimod is being, and future product candidates may be, evaluated in combination with third-party drugs, and we do not have control over the supply, regulatory status, or regulatory approval of such drugs.

•

We currently rely on third-party contract manufacturing organizations (“CMOs”) for the production of clinical supply of vidutolimod and may rely on CMOs for the production of commercial supply of vidutolimod, if approved. This reliance on CMOs increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

•

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials. If those third parties do not perform satisfactorily, we may be unable to obtain regulatory approval for vidutolimod or any future product candidates or any approvals that may be obtained may be delayed.

•	Our collaboration agreements with any future third-parties may not be successful, which could adversely affect our ability to develop and commercialize vidutolimod or any future product candidates.

•

The regulatory approval processes of the U.S. Food and Drug Administration (the “FDA”) and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize vidutolimod and future product candidates as expected, and our ability to generate revenue may be materially impaired or eliminated.

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

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•	our current expectations and anticipated results of operations;

•

the timing and the success of preclinical studies and clinical trials of vidutolimod and future product candidates, including our current Phase 2 trial for anti-PD-1 refractory melanoma, current randomized Phase 2/3 trial for first-line melanoma, and our current Phase 2 proof of concept study in advanced head and neck squamous cell carcinoma (“HNSCC”) and our currently anticipated Phase 2 proof of concept, multi-indication trial in cutaneous squamous cell carcinoma and Merkel cell carcinoma;

•	the initiation and completion of any clinical trials of vidutolimod and future product candidates;

•	the ongoing impact of the COVID-19 pandemic on our business;

•

our need to raise additional funding before we can expect to generate any revenues from product sales and our ability to raise capital, including in light of the impact of the COVID-19 global pandemic and the related potential impact on the US and global economies;

•	our ability to conduct successful clinical trials or obtain regulatory approval for vidutolimod or any future product candidates that we may identify or develop;

•	our ability to ensure adequate supply of vidutolimod and any future candidates;

•	our ability to maintain third-party relationships necessary to conduct our business;

•	our dependence upon the success of our research to generate and advance additional product candidates;

•	our ability to establish an adequate safety and efficacy profile for vidutolimod or any future product candidates that we may pursue;

•	the implementation of our strategic plans for our business, vidutolimod and any other product candidates we may develop and our technology;

•	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	the rate and degree of market acceptance and clinical utility for vidutolimod and any other product candidates we may develop;

•	our estimates about the size of our market opportunity;

•

our ability to maintain and establish collaborations and strategic relationships, including our clinical trial collaborations with an affiliate of Merck KGaA (“Merck”) and Pfizer Inc. (“Pfizer”), Bristol-Myers Squibb Company (“BMS”), and Regeneron Pharmaceuticals, Inc. (“Regeneron”);

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

-ii-

•

our use of proceeds from our initial public offering and our expectations regarding our estimated expenses, the sufficiency of our cash resources, our expected cash runway and our need for additional financing, and

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

We may from time-to-time provide estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. These estimates involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors.

-iii-

CHECKMATE PHARMACEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I. – FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2021 and December 31, 2020	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2021 and 2020	2

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three Months Ended March 31, 2021 and 2020	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2021 and 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II. – OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	73

SIGNATURES		74

-iv-

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$39,127	$43,055
Restricted cash	20	20
Short-term investments	46,684	51,831
Prepaid expenses and other current assets	8,229	7,195

Total current assets	94,060	102,101

Investments, non-current	25,647	30,973

Total assets	$119,707	$133,074

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,086	$2,297
Accrued expenses	5,225	5,578

Total current liabilities	7,311	7,875

Total liabilities	7,311	7,875
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 authorized as of March 31, 2021 and December 31, 2020; 21,619,623 and 21,560,398 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	266,676	265,342
Accumulated other comprehensive gain (loss)	(83)	(74)
Accumulated deficit	(154,199)	(140,071)

Total stockholders’ equity	112,396	125,199

Total liabilities and stockholders’ equity	$119,707	$133,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$10,378	$6,313
General and administrative	3,803	1,510

Total operating expenses	14,181	7,823

Loss from operations	(14,181)	(7,823)

Other income:
Interest income	53	22

Total other income	53	22

Net loss	$(14,128)	$(7,801)

Reconciliation of net loss attributable to common stockholders:
Net loss	$(14,128)	$(7,801)
Accretion of issuance costs on redeemable convertible preferred stock	—	(27)
Accrued dividends on redeemable convertible preferred stock	—	(1,770)

Net loss attributable to common stockholders	$(14,128)	$(9,598)

Weighted-average common shares outstanding—basic and diluted	21,582,143	1,488,489

Net loss per share attributable to common stockholders—basic and diluted	$(0.65)	$(6.45)

Comprehensive loss:
Net loss	$(14,128)	$(7,801)
Unrealized loss on available-for-sale investments	(9)	—

Comprehensive loss	$(14,137)	$(7,801)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid- In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/(Loss)	Equity (Deficit)
Balances at December 31, 2020	—	$—	$—	$—	21,560,398	$2	$265,342	$(140,071)	$(74)	$125,199
Exercise of stock options	—	—	—	—	59,225	—	118	—	—	118
Stock-based compensation expense	—	—	—	—	—	—	1,216		—	1,216
Unrealized losses on available-for-sale investments	—	—	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	—	(14,128)	—	(14,128)

Balances at March 31, 2021	$—	$—	$—	$—	21,619,623	$2	$266,676	$(154,199)	$(83)	$112,396

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid- In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/(Loss)	Equity (Deficit)
Balances at December 31, 2019	25,000,000	$32,482	26,283,386	$64,446	1,488,489	$1	$—	$(97,437)	$—	$(97,436)
Issuance of series B redeemable convertible preferred stock at $2.1687 per share, net of issuance costs of $27	—	—	3,688,898	7,973	—	—	—	—	—	—
Exercise of series B preferred stock tranche right	—	—	—	300	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	27	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	—	—	—	—	101	—	—	101
Accrued dividends on redeemable convertible preferred stock	—	498	—	1,272	—	—	(101)	(1,669)	—	(1,770)
Net loss	—	—	—	—	—	—	—	(7,801)	—	(7,801)

Balances at March 31, 2020	25,000,000	$32,980	29,972,284	$74,018	1,488,489	$1	$—	$(106,934)	$—	$(106,933)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(14,128)	$(7,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,216	101
Amortization/accretion of investments	202	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,033)	(180)
Accounts payable	(210)	10
Accrued expenses	(354)	(380)

Net cash used in operating activities	(14,307)	(8,250)

Cash flows from investing activities
Purchases of investments	(10,239)	—
Maturities of investments	20,500	—

Net cash provided by investing activities	10,261	—
Cash flows from financing activities
Proceeds from stock option exercises	118	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	7,973

Net cash provided by financing activities	118	7,973

Net decrease in cash, cash equivalents and restricted cash	(3,928)	(277)
Cash, cash equivalents and restricted cash at beginning of period	43,075	4,205

Cash, cash equivalents and restricted cash at end of period	$39,147	$3,928

Supplemental disclosure of non-cash financing activities:
Accretion of issuance costs to redeemable convertible preferred stock	$—	$27
Exercise of Series B preferred stock tranche right	$—	$300
Accrued dividends on redeemable convertible preferred stock	$—	$1,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Initial Public Offering

On August 11, 2020, the Company closed its initial public offering (“IPO”), at which time the Company issued and sold 5,000,000 shares of its common stock, at a price to the public of $15.00 per share. On September 3, 2020, the underwriters of the IPO exercised a portion of their overallotment option by purchasing an additional 109,861 shares from the Company at the IPO price. The Company received approximately $67.7 million in net proceeds, inclusive of the over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

In connection with the closing of the IPO, all outstanding shares of the Company’s preferred stock were converted into 14,948,241 shares of the Company’s common stock.

On July 31, 2020, the Company effected a one-for-7.4771 reverse stock split of its common stock. All shares, stock options, warrants, redeemable convertible preferred stock conversion prices, ratios and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. The par value per share and the authorized number of shares of common stock were not adjusted as a result of the reverse stock split.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, the outcome of clinical trials, development by competitors of new therapeutics and technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the ongoing COVID-19 global pandemic or future pandemics, including known and potential delays associated with its ongoing and anticipated trials and the Company’s ability to raise additional capital to finance its operations. There can be no assurance that the Company will be able to successfully complete the development of, or receive regulatory approval for, any products developed, and if approved, that any products will be commercially viable. Any products resulting from the Company’s current research and development efforts will require significant additional research and development, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance reporting capabilities. The Company has not generated any revenues from the sale of any products to date. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

The Company expects that its cash, cash equivalents and available-for-sale investments of $111.5 million as of March 31, 2021 will be sufficient to fund its operating expenses and capital requirements for at least 12 months beyond the date of issuance of these condensed consolidated financial statements.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the financial statements for the year ended December 31, 2020 in the Company’s 2020 Annual Report on Form 10-K. There have been no material changes to the significant accounting policies during the three-month period ended March 31, 2021.

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiary Checkmate Pharmaceuticals Security Corporation. Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

Unaudited interim financial information

The accompanying interim condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes as of and for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K. The Company’s financial information as of March 31, 2021, and for the three months ended March 31, 2021 and 2020 is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. The balance sheet data as of December 31, 2020 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Use of estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of common stock in connection with issuance of stock-based awards before the Company’s IPO. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Recently issued accounting pronouncement

In June 2016, the FASB issued ASU 2016-13, “Credit Losses (Topic 326).” ASU 2016-13 requires that financial assets measured at amortized cost, such as trade receivables and investments, be represented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief,” which allows for a transition election on certain instruments. The guidance is effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2022 and interim periods in those fiscal years. In November 2019, the FASB issued ASU No. 2019-11 which amends certain aspects of ASU No. 2016-13, including transition relief for trouble debt restructuring, among other topics. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

3 – INVESTMENTS AND FAIR VALUE MEASUREMENT

The following tables summarizes the amortized cost and estimated fair value of the Company’s investments, which are considered to be available-for-sale investments as of March 31, 2021 and December 31, 2020.

As of March 31, 2021

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-term Investments	Investments, non-current
			(in thousands)
Commercial Paper	$31,476	$2	$(3)	$31,475	$31,475	$—
Corporate debt securities	40,938	1	(83)	40,856	15,209	25,647

Total	$72,414	$3	$(86)	$72,331	$46,684	$25,647

As of December 31, 2020

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-term Investments	Investments, non-current
			(in thousands)
Commercial Paper	$42,709	$8	$(16)	$42,701	$42,701	$—
Corporate debt securities	41,169	—	(66)	41,103	10,130	30,973

Total	$83,878	$8	$(82)	$83,804	$52,831	$30,973

The amortized cost and estimated fair value of investments by contractual maturity at March 31, 2021 are as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$46,703	$46,684
Due after one year through two years	25,711	25,647

	$ 72,414	$72,331

At March 31, 2021 there were no available-for-sale securities in the Company’s total investment portfolio that were in a continuous unrealized loss position for more than 12 months. The Company concluded that the net declines in market value of available-for-sale securities were temporary in nature and did not consider any of investments to be other-than-temporarily impaired.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money markets funds (included in cash equivalents)	$26,881	$—	$—	$26,881
Commercial paper	—	31,475	—	31,475
Corporate debt securities	—	40,856	—	40,856

Total assets	$26,881	$72,331	$—	$99,212

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money markets funds (included in cash equivalents)	$7,839	$—	$—	$7,839
Commercial paper	—	42,701	—	42,701
Corporate debt securities	—	41,103	—	41,103

Total assets	$7,839	$83,804	$—	$91,643

Investments classified as Level 2 within the valuation hierarchy consist of commercial paper and corporate debt securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.

4 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Payroll and employee related expenses	$1,107	$1,555
External research and development	3,762	3,633
Other accrued expenses	356	390

Total accrued expenses	$5,225	$5,578

5 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of December 31, 2019, the Company had issued Series A redeemable convertible preferred stock and Series B convertible preferred stock (the “Series B Preferred Stock”).

In January 2020, the Company issued 3,688,898 additional shares of Series B Preferred Stock at a price of $2.16867 per share, resulting in net proceeds received of $8.0 million. The rights and preferences of the Series B Preferred Stock issued in January 2020 were are identical to Series B Preferred Stock issued in prior periods. As a result of the issuance, the fair value of the associated outstanding Series B tranche right liability of $0.3 million was reclassified to Series B Preferred Stock.

On August 11, 2020, in connection with the closing of the IPO, all outstanding shares of the Company’s preferred stock were converted into 14,948,241 shares of common stock. As a result of the conversion, the Company reclassified the carrying value of its preferred stock, which included all cumulative but unpaid dividends, to common stock and additional paid-in-capital and therefore there was no outstanding redeemable convertible preferred stock as of March 31, 2021 and December 31, 2020.

6 – EQUITY

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Common stockholders are entitled to receive dividends declared out of funds legally available, subject to the payment in full of all preferential dividends to which the holders of preferred stock are entitled.

On August 11, 2020, the Company filed a restated certificate of incorporation in the State of Delaware, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue up to 310,000,000 shares, consisting of (i) 300,000,000 shares of common stock, $0.0001 par value per share, and (ii) 10,000,000 shares of preferred stock, $0.0001 par value per share. The shares of preferred stock are currently undesignated and no shares are outstanding.

Also on August 11, 2020, the Company completed its IPO, pursuant to which it issued and sold 5,109,861 shares of common stock, inclusive of 109,861 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $67.7 million, after deducting underwriting discounts and commissions and other offering costs. Upon the closing of the IPO, all of the shares of the Company’s outstanding redeemable convertible preferred stock then outstanding automatically converted into 14,948,241 shares of common stock.

7 – STOCK-BASED COMPENSATION

Total stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$486	$40
General and administrative	730	61

Total stock-based compensation expense	$1,216	$101

During the three months ended March 31, 2021, the Company granted options with service-based vesting conditions for the purchase of 728,500 shares of common stock with a weighted average exercise price of $13.85 per share and a weighted average grant-date fair value of $9.64 per share.

8 – NET LOSS PER SHARE

Net Loss Per Share Attributable To Common Stockholders

Because the Company reports a net loss attributable to common stockholders, basic and diluted net loss per share attributable to common stockholders are the same for both years presented. All preferred stock, unvested restricted stock, and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact. The following common stock equivalents outstanding at March 31, 2021 and 2020 have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	March 31,
	2021	2020
Options to purchase common stock	3,178,556	1,073,044
Redeemable convertible preferred stock	—	7,843,366

9 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has a month-to-month lease agreement for its corporate space in Cambridge, Massachusetts. Rent expense is recognized as incurred. Rent expense for each of the three months ended March 31, 2021 and 2020 was $0.1 million.

Clinical Trial Collaboration and Supply Agreements

On December 7, 2020, the Company entered into the Master Clinical Trial Collaboration Agreement (“MCTCA”) with Bristol-Myers Squibb Company (“BMS”). The MCTCA dictates the general terms that govern specific collaborative studies between the companies, including the Company’s Phase 2 refractory melanoma study and Phase 2 front-line melanoma study (collectively, the “collaborative studies”). Pursuant to the MCTCA, BMS agreed to provide nivolumab, a drug to be used in combination with vidutolimod in the collaborative studies, at its own expense. As part of the MCTCA, the parties granted each other non-exclusive licenses to use background intellectual property and regulatory documentation to seek regulatory approval of the other party’s compound solely for use as a combination therapy. The Company does not expect any future consideration to be payable to BMS pursuant to the MCTCA.

On August 22, 2018, the Company entered into the Clinical Trial Collaboration and Supply Agreement (“CTCSA”) with an affiliate of Merck KGaA (“Merck”) and Pfizer Inc. (“Pfizer”) (Merck and Pfizer together are referred to herein as the “Alliance”). Pursuant to the CTCSA, the Company, and the Alliance will each provide compound drug product that will be dosed concurrently or in combination in a clinical trial sponsored by Pfizer. This agreement was amended on March 4, 2019. In addition to providing a compound drug product to be used in the clinical trial, the Company will reimburse Pfizer for each patient dosed in the study using the Company’s compound at a specified rate outlined in the CTCSA. In no event will the amount of costs due by the Company to Pfizer exceed $4.0 million over the term of the CTCSA. The costs of services performed, and material used in connection with the research and development activities of the CTCSA, including reimbursements due to Pfizer, are included in research and development costs and expensed as incurred. The Company incurred $1.0 million and $0.5 million of expense during the years ended December 31, 2020 and 2019, respectively. By mutual agreement of the Company and the Alliance, the clinical trial was discontinued in 2020, and the Company does not expect to incur any further costs in connection with the CTCSA.

License Agreement

In June 2015, the Company entered into an exclusive license agreement with Cytos Biotechnology LTD (now Kuros Biosciences AG or Kuros) as amended in August 2017 and as further amended in January 2018 (the Kuros License Agreement). Pursuant to the Kuros License Agreement, in return for payments made, the Company was granted an exclusive, royalty-bearing, sublicensable, worldwide license, under all of Kuro’s intellectual property rights, including any intellectual property rights arising during the term of the agreement, to commercially develop, manufacture, use, distribute, and sell certain therapeutic products, including vidutolimod, (the Licensed Products) for the diagnosis, treatment and prevention of all indications in humans and animals. Under the terms of the Kuros License Agreement, the Company is required to use commercially reasonable efforts to develop at least one Licensed Product. Under the Kuros License Agreement, the Company agreed to make payments to Kuros for each product that achieves certain development and regulatory milestones, including payments of up to $56.0 million for the Company’s current oncology programs. As of March 31, 2021, the Company has incurred license fees and milestone payments totaling $4.3 million pursuant to the Kuros License Agreement. These payments are comprised of: (i) a license fee of $1.0 million which was recognized in research and development expense in 2015, (ii) a $1.0 million milestone payment in connection with the dosing of the first patient in our first Phase 1 clinical trial, which was recognized in research and development expense in 2016, (iii) a $0.3 million license amendment fee in connection with the signing of the second amendment to the Kuros License Agreement, which was recognized in research and development expense in 2018, and (iv) a $2.0 million milestone payment in connection with the dosing of the first patient in the Phase 2 first-line melanoma trial for vidutolimod, which was recognized in the statement of operations for the three months ended March 2021 and paid in April 2021. In addition, the Company announced initiation of patient dosing in a Phase 2 anti-PD-1 refractory melanoma trial for vidutolimod in May 2021, which will trigger a $4.0 million milestone payment. This Phase 2 trial is intended to potentially support a Biologics License Application (“BLA”) and marketing approval of vidutolimod and therefore triggered the Phase 3 study milestone as defined under our license agreement with Kuros.

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

10 – SUBSEQUENT EVENTS

On May 4, 2021, the Company announced initiation of patient dosing in a Phase 2 trial intended to assess the efficacy and safety of vidutolimod in combination with nivolumab for the treatment of patients with anti-PD-1 refractory melanoma, which triggered the payment of a $4.0 million milestone payment to Kuros Biosciences.

On May 10, 2021, the Company entered into a Supply and Non-Exclusive License Agreement (“SNLA”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”). The SNLA dictates the general terms that govern specific collaborative studies between the companies, including a Phase 2 proof of concept trial, with patient cohorts in anti-PD-1 naïve and anti-PD-1 refractory cutaneous squamous cell carcinoma and anti-PD-1 refractory Merkel cell carcinoma. Pursuant to the SNLA, Regeneron agreed to provide cemiplimab, a drug to be used concurrently or in combination with vidutolimod in the aforementioned studies, at its own expense. As part of the SNLA, the parties granted each other non-exclusive licenses to use background intellectual property and regulatory documentation to seek regulatory approval of the other party’s compound solely for use as a combination therapy. The Company does not expect any future consideration to be payable to Regeneron pursuant to the SNLA.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K. This discussion and analysis and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in other filings with the SEC. Please also see the section entitled “Note Regarding Forward-Looking Statements” contained in the Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing our proprietary technology to harness the power of the immune system to combat cancer. Our product candidate, vidutolimod (formerly CMP-001), is a differentiated Toll-like receptor 9 (“TLR9”), agonist delivered as a biologic virus-like particle (“VLP”), utilizing a CpG-A oligonucleotide as a key component. When injected into a tumor, vidutolimod is designed to trigger the body’s innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor and also tumors throughout the body. In a clinical trial of vidutolimod in combination with a systemic checkpoint inhibitor (“CPI”), in patients whose tumors were unresponsive or no longer responsive to a CPI, we have observed a best objective response rate (“ORR”), of 28% (27/98), including post-progression responders. We are evaluating vidutolimod across multiple tumor types in combination with other immunotherapy agents. Our founder, Art Krieg, first reported the discovery of immunostimulatory cytosine-phosphate-guanine (“CpG”), DNA in 1995, which, combined with the discovery of TLR9, led to the recognition that synthetic CpG-A oligonucleotides have the potential to stimulate the TLR9 receptor for therapeutic purposes. Our goal is to establish vidutolimod as a foundational immuno-oncology therapy that engages the innate immune system to fight cancer and improve outcomes for patients with a broad range of solid tumors.

Since our inception, we have devoted substantially all of our efforts and financial resources to the research and development activities related to our technology and our vidutolimod program, and the administrative support for such activities including raising capital, business planning, undertaking pre-clinical studies and clinical trials and other support activities. We do not have any products approved for sale and have not generated any revenue from product sales or any other sources and do not expect to generate any revenue for the next several years. We have not yet successfully completed any registrational clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through March 31, 2021, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock.

We have incurred recurring losses and had negative operating cash flows since inception and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of vidutolimod or any other products we acquire or develop. Our net losses were $28.3 million and $36.9 million for the years ended December 31, 2019 and 2020, respectively, and for the quarter ended March 31, 2021, our net loss was $14.1 million. As of March 31, 2021, we had an accumulated deficit of $154.2 million. We expect to continue to incur significant expenses and to increase operating losses for at least the next several years.

We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•

prepare for, initiate and conduct additional clinical trials and preclinical studies of vidutolimod, including, among others, our current Phase 2 trial in anti-PD-1 refractory melanoma, our current randomized Phase 2/3 trial in first-line melanoma, our current Phase 2 proof of concept study in head and neck squamous cell carcinoma, and our currently anticipated Phase 2 proof of concept trial with patient cohorts in anti-PD-1 naïve and anti-PD-1 refractory cutaneous squamous cell carcinoma and Merkel cell carcinoma;

•	conduct the necessary scale-up activities to support the potential commercialization of vidutolimod, if approved;

•	hire additional clinical and scientific personnel to support our ongoing preclinical activities and clinical trials of vidutolimod and any other product candidates we choose to develop;

•	develop any future product candidates;

•	seek marketing approval for vidutolimod and any other product candidates that successfully complete clinical development;

•	acquire or in-license additional product candidates;

•	maintain compliance with applicable regulatory requirements;

•	maintain, expand, protect and enforce our intellectual property portfolio;

•	develop and expand our sales, marketing and distribution capabilities for vidutolimod and any other product candidates for which we obtain marketing approval;

•

take precautionary measures to help minimize the risk of the coronavirus or any other future pandemic to our employees and encounter continued delays or interruptions related to current development activities, our supply chain, or the third-parties on whom we rely due to the COVID-19 pandemic;

•	expand our infrastructure and facilities to accommodate the planned growth of our employee base; and

•

expand our operational, financial and management systems and increase administrative personnel, including to support our clinical development and commercialization efforts and our operations as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing and distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of vidutolimod or any of our future product candidates.

On August 11, 2020, we completed our initial public offering (“IPO”), pursuant to which we issued and sold 5,000,000 shares of our common stock, at a price to the public of $15.00 per share. On September 3, 2020, the underwriters of the IPO exercised a portion of their over-allotment option by purchasing an additional 109,861 shares from us at the IPO price. We received approximately $67.7 million in net proceeds, inclusive of the partial over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by us. In connection with the IPO, on August 11, 2020, all redeemable convertible preferred stock was converted into shares of common stock.

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

COVID-19

In March 2020 the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) a pandemic. Although we have experienced some impact of the COVID-19 pandemic on our business and operations, including delays in initiation of study sites and enrolling patients, we cannot currently predict the scope and severity of any potential business shutdowns or disruptions or the resulting impact on future clinical trials. As of the date hereof, certain of our ongoing clinical trials are nearing completion and have not been materially affected by the COVID-19 pandemic, and the schedules for the near-term manufacture of vidutolimod at our contract manufacturers have also been largely unaffected to date. Certain of our clinical trials that commenced in 2020 were adversely affected by the COVID-19 pandemic as a result of delays in enrolling patients. We are also in the planning stages for new clinical trials, and a number of activities are required in order to initiate patient enrollment into these trials that could be impacted by COVID-19.

While the COVID-19 pandemic did not materially impact our results of operations during 2020, the ultimate impact on our operations is unknown and will depend on future developments, which, despite progress in vaccination efforts, remain uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new strains of the virus which may impact vaccination efforts, new information which may emerge, and any additional preventative and protective actions that governments, or we, may direct, which may result in extending ongoing business disruptions, reduced patient traffic and reduced operations. We are continuing to monitor the latest developments regarding the COVID-19 pandemic, including the pace of vaccinations and the emergence of new and more contagious strains of the virus, and any resulting impact on our business, financial condition, results of operations and prospects. Any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from any sources and do not expect to generate any revenue from the sale of products for the next several years. If our development efforts for vidutolimod or any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. However, we cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of vidutolimod or any future product candidates as we may never succeed in obtaining regulatory approval for any of our product candidates. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements, however there can be no assurance that we will be able to enter into any license or collaboration agreements.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities and the development of our VLP technology and our vidutolimod program and include:

•

expenses incurred in connection with the preclinical and clinical development of our technology and vidutolimod, including clinical trials under agreements with contract research organizations (“CROs”), clinical investigators and consultants;

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

•

payments made under third-party licensing agreements, such as the exclusive license agreement we entered into with Cytos Biotechnology LTD (now Kuros Biosciences AG or Kuros) (the “Kuros License Agreement”);

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

We do not track our research and development expenses by indication. Our direct external research and development expenses consist primarily of external costs, such as fees paid to CROs, CMOs, research/testing laboratories and outside consultants in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses also include fees incurred under licensing agreements. We do not allocate these costs to specific indications because they are deployed across the entire the vidutolimod development program and, as such, are not separately classified. We use internal resources primarily to manage our preclinical development, outsourced clinical trials, process development, manufacturing and clinical development activities. These employees work across the entire the vidutolimod development program and, therefore, we do not track their costs by indication.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance vidutolimod into later stages of clinical development toward potential regulatory approval, advance vidutolimod for additional indications, as well as conduct translational research efforts and other preclinical and clinical development, including submitting regulatory filings for any other product candidates we may acquire or develop. In addition to the expected increase in third-party costs, we expect our personnel costs, including costs associated with stock-based compensation, will also increase substantially in the future. In addition, as we advance vidutolimod into potentially registrational clinical trials and, subject to positive data and regulatory approvals, potentially commercialize vidutolimod, we expect to incur additional expenses from milestone and royalty payments related to the Kuros License Agreement.

We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization of vidutolimod or any other product candidates we may acquire or develop. This is due to numerous factors, some of which are beyond our control, that are associated with the successful development and commercialization of vidutolimod and any other product candidates we may acquire or develop, including the following:

•	the scope, progress, outcome and costs of our preclinical studies and clinical trials for vidutolimod or any other product candidates we may acquire or develop;

•	making arrangements with third-party manufacturers for both clinical and commercial supplies of vidutolimod or any other product candidates;

•	successful patient enrollment in, and the initiation and completion of clinical trials;

•	raising additional funds necessary to complete clinical development and the potential commercialization, of vidutolimod or any other product candidates;

•	receipt, timing and related terms of marketing approvals from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	developing and implementing marketing and reimbursement strategies;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of vidutolimod or any other products, if approved, whether alone or in collaboration with others;

•	acceptance of vidutolimod or any other products, if approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining third-party coverage and adequate reimbursement;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;

•	protecting and enforcing our rights in our intellectual property portfolio;

•	significant and changing government regulations; and

•	maintaining an acceptable tolerability profile of the products following approval, if any.

A change in the outcome of any of these variables with respect to the development of vidutolimod or any future product candidates would significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate.

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

We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support the continued advancement of vidutolimod toward potential commercialization and the future development of any other product candidates that we may pursue. We also anticipate that we will continue to experience an increase in accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if we believe a regulatory approval of vidutolimod or any other product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations to market and sell that product candidate.

Interest Income

Interest income consists of interest earned on our cash, cash equivalent and available-for-sale investments balances. We expect that our interest income will fluctuate based on prevailing interest rates, our ability to raise additional funds as well as the amount of expenditures for our clinical development of vidutolimod and ongoing business operations.

Income Taxes

There were no provisions for income taxes for the quarters ended March 31, 2021 and 2020 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.

Results of operations

Comparison of the quarters ended March 31, 2021 and 2020

The following table summarizes our results of operations for the quarters ended March 31, 2021 and 2020:

	Quarters ended
	March 31,		Increase (Decrease)
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$10,378	$6,313	$4,065
General and administrative	3,803	1,510	2,293

Total operating expenses	14,181	7,823	6,358
Loss from operations	(14,181)	(7,823)	6,358
Interest income	53	22	31

Total other income	53	22	31

Net loss	$(14,128)	$(7,801)	$6,327

Research and Development Expenses

Research and development expenses were $10.4 million in the quarter ended March 31, 2021 compared to $6.3 million in the same quarter of 2020. The increase of approximately $4.1 million was primarily related to the $2.0 million milestone payment due to Kuros in March 2021, which became payable upon initiating dosing of the first patient in a Phase 2 clinical trial. Also contributing to the overall increase was higher personnel and consulting costs of $0.4 million in connection with the preparation for and initiation of planned additional clinical trials of vidutolimod, an increase of approximately $0.4 million in stock-based compensation expense related to stock option grants after our IPO in August 2020, and an increase in outsourced clinical trial expenses of $1.1 million as we initiate new clinical trials.

General and Administrative Expenses

General and administrative expenses were $3.8 million in the quarter ended March 31, 2021 compared to $1.5 million in the same quarter of 2020. The increase of $2.3 million was primarily related to increases in personnel and consulting expense of $0.2 million, professional fees of $0.3 million and directors and officers insurance expense of $0.8 million, all related to the Company beginning operations as a publicly traded company. Also contributing to the increase was $0.7 million of additional stock compensation expense related to stock options grants after our IPO in August 2020.

Interest Income

Interest income was $0.1 million for the quarter ended March 31, 2021 compared to $22,000 for the same period of 2020. The quarter-over-quarter increase reflects the higher investment balance in the 2021 period as a result our 2020 fundraising activities.

Liquidity and capital resources

Overview

We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through March 31, 2021, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock. In April 2020, we received $10.0 million from the issuance of convertible notes and in June 2020, we received $74.6 million in additional net proceeds from the sale of Series C preferred stock. The convertible notes were converted into shares of Series C preferred stock in June 2020.

As noted above, in August 2020, we completed an IPO in which we received net proceeds of approximately $67.7 million, inclusive of the partial exercise of the over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by us. In connection with the IPO, all outstanding shares of our redeemable preferred stock were converted to common stock.

We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of March 31, 2021, we had cash, cash equivalents and available-for-sale investments of $111.5 million.

We believe that the net proceeds from the IPO, together with our existing cash, cash equivalents and available-for-sale investments as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Quarter Ended March 31		Increase (Decrease)
	2021	2020
	( in thousands)
Net cash used in operating activities	$(14,307)	$(8,250)	$6,057
Net cash provided by investing activities	10,261	—	10,261
Net cash provided by financing activities	118	7,973	(7,855)

Net decrease in cash, cash equivalents and restricted cash	$(3,928)	$(277)	$3,651

Operating Activities

During the quarter ended March 31, 2021, net cash used in operating activities was $14.3 million, resulting from our net loss of $14.1 million, an increase in prepaid assets of $1.0 million due to upfront payments associated with clinical trial initiations and reductions in accounts payables and accrued expenses of $0.6 million, which were partially offset by non-cash charges of $1.4 million.

During the quarter ended March 31, 2020, net cash used in operating activities was $8.3 million, primarily resulting from our net loss of $7.8 million and cash used by changes in our operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $0.1 million.

Investing Activities

Net cash provided by investing activities of $10.3 million for the quarter ended March 31, 2021 reflects maturities of available-for-sale investments of $20.5 million, partially offset by purchases of available-for-sale investments of $10.2 million.

Financing Activities

Net cash provided by financing activities in the quarter ended March 31, 2021 was $0.1 million and consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities in the quarter ended March 31, 2020 was $8.0 million and consisted of net proceeds from the issuance of Series B preferred stock.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for vidutolimod and any other product candidates that we may develop or acquire in the future. In addition, we have incurred, and expect to incur, additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on:

•

the initiation, progress, timing, costs and results of current and future preclinical studies and clinical trials for vidutolimod and any other product candidates we may develop or acquire in the future;

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

Pursuant to the Kuros License Agreement, we are required to make payments to Kuros for each product that achieves certain development and regulatory milestones. We are obligated to make up to $56.0 million in milestone payments to Kuros related to vidutolimod. We are also required to pay royalties on sales of future products, if any. As of March 31, 2021, we have incurred license fees and milestone payments totaling $4.3 million pursuant to the Kuros License Agreement. These payments are comprised of (i) a license fee of $1.0 million which was recognized in research and development expense in 2015, (ii) $1.0 million milestone payment in connection with the dosing of the first patient in our first Phase 1 clinical trial, which was recognized in research and development expense in 2016, (iii) a $0.3 million license amendment fee in connection with the signing of the second amendment to the Kuros License Agreement, which was recognized in research and development expense in 2018, and (iv) a $2.0 million milestone payment in connection with the dosing of the first patient in the Phase 2 first-line melanoma trial for vidutolimod, which we recognized in March 2021 and paid in April 2021.    In addition, we announced initiation of patient dosing in a Phase 2 anti-PD-1 refractory melanoma trial for vidutolimod in May 2021, which triggered a $4.0 million milestone payment. This Phase 2 trial is intended to potentially support a BLA and marketing approval of vidutolimod and therefore triggered the Phase 3 study milestone as defined under our license agreement with Kuros.

We do not currently have any long-term leases. We rent our office space in Cambridge, Massachusetts based on a month-to-month license agreement with the landlord.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our 2020 Annual Report on Form 10-K. There have been no changes to the critical accounting policies during the quarter ended March 31, 2021.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent accounting pronouncements

A description of recently issued and recently adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest rate risk

We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2021, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the British Pound. Foreign currency losses were neglectable in each of the quarters ended March 31, 2021 and 2020. These foreign currency transaction losses were recorded as a component of general and administrative expense in our condensed consolidated statements of operations. At March 31, 2021, an immediate 5% change in the British Pound exchange rate would not have a material effect on our results of operations.

As we continue to grow our business, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates, which could adversely impact our results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time-to-time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Quarterly Report on Form 10-Q, we were not a party to any material legal matters or claims. In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, and we are early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our vidutolimod program and our VLP technology. To date, no drugs based on our VLP technology have been approved. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.

We are not profitable, have never generated any revenue and have incurred losses in each period since our inception. For the years ended December 31, 2019 and 2020, we reported net losses of $28.3 million and $36.9 million, respectively. For the quarter ended March 31, 2021 we reported a net loss of $14.1 million. At March 31, 2021, we had an accumulated deficit of $154.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, vidutolimod and future product candidates we may develop.

Even if we succeed in receiving marketing approval for and commercializing vidutolimod or any other product candidate, we will continue to incur substantial research and development and other expenditures to develop and market additional potential indications or products. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

•

initiating and completing preclinical and clinical development of vidutolimod and future product candidates, including our current Phase 2 trial for anti-PD-1 refractory melanoma, our current randomized Phase 2/3 trial for first-line melanoma, our current Phase 2 proof of concept study in advanced head and neck squamous cell carcinoma and our currently anticipated Phase 2 proof of concept, multi-indication trial in cutaneous squamous cell carcinoma and Merkel cell carcinoma;

•	obtaining regulatory and marketing approvals for vidutolimod and future product candidates for which we complete clinical trials;

•	achieving and maintaining compliance with all regulatory requirements applicable to vidutolimod or any other product candidates;

•	establishing and maintaining commercially viable supply and manufacturing relationships with third parties for vidutolimod and future product candidates;

•	launching and commercializing vidutolimod, if approved, and future product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;

•	obtaining market acceptance of vidutolimod, if approved, and future product candidates as viable treatment options by patients, the medical community and third-party payors;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	obtaining, maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.

Even if vidutolimod or any future product candidates that we develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any such product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (the “FDA”) or comparable foreign regulatory authorities to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate.

If we are successful in obtaining regulatory approvals to market vidutolimod or any future product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain marketing approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, the labels for vidutolimod and future product candidates contain significant safety warnings, regulatory authorities impose burdensome or restrictive distribution requirements, or the reasonably accepted patient population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of any approved products, we could be prevented from or significantly delayed in achieving profitability.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of vidutolimod and future product candidates. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of researching and developing vidutolimod and our VLP technology and future product candidates, and conducting preclinical studies and clinical trials, including our current Phase 2 trial for anti-PD-1 refractory melanoma, our current randomized Phase 2/3 trial for first-line melanoma, our current Phase 2 proof of concept study in advanced head and neck squamous cell carcinoma and our currently anticipated Phase 2 proof of concept, multi-indication trial in cutaneous squamous cell carcinoma and Merkel cell carcinoma, including any unforeseen costs we may incur as a result of trial delays or other impacts due to the ongoing global pandemic associated with COVID-19 (the “COVID-19 pandemic”), discussed below;

•	the timing of, and the costs involved in, obtaining regulatory and marketing approvals for vidutolimod and future product candidates if clinical trials are successful;

•	the success of existing or any future collaborations;

•	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

•	the cost of manufacturing vidutolimod and future product candidates for clinical trials;

•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements, including the Kuros License Agreement, the BMS CTCSA and the Regeneron SNLA;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and

•	the emergence of competing cancer therapies and other adverse market developments.

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

We expect that our existing cash and cash equivalents and available-for-sale investments, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In addition, because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of vidutolimod or any future product candidates.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or vidutolimod and future product candidates.

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

If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or vidutolimod and future product candidates or to grant licenses on terms that may not be favorable to us. Market volatility could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market vidutolimod and future product candidates that we would otherwise prefer to develop and market ourselves.

Risks related to our business and industry

We are heavily dependent on the success of vidutolimod, our only product candidate.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our vidutolimod program, which is currently our only product candidate. Accordingly, our business currently depends heavily on the successful development, regulatory approval, and commercialization of vidutolimod. We can provide no assurance that vidutolimod will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of vidutolimod or if vidutolimod does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, recordkeeping, labeling, approval, licensure, sale, marketing, advertising, promotion and distribution of vidutolimod is, and will remain, subject to comprehensive regulation by the FDA and foreign regulatory authorities. Failure to obtain regulatory approval for vidutolimod in the United States, Europe, Japan, China and other major markets around the world will prevent us from commercializing and marketing vidutolimod in such jurisdictions.

Even if we were to successfully obtain approval from the FDA and foreign regulatory authorities for vidutolimod, any approval might contain significant limitations related to use, including limitations on the stage or type of cancer vidutolimod is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications, or requirement for a risk evaluation and mitigation strategy (“REMS”). Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for vidutolimod. Furthermore, even if we obtain regulatory approval for vidutolimod, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize vidutolimod, we may not be able to generate sufficient revenue to continue our business.

If we fail to develop additional product candidates, our commercial opportunity could be limited.

We expect to focus our resources on the development of vidutolimod in the near term. Part of our strategy, however, is to pursue clinical development of additional product candidates using our VLP technology. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding and will be subject to the risks of failure inherent in drug product development. We cannot assure you that we will be able to successfully advance any future product candidates through the development process.

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

We will not be able to commercialize vidutolimod and future product candidates if our preclinical studies do not produce successful results and our clinical trials do not demonstrate the safety and efficacy of vidutolimod and future product candidates.

We are currently conducting clinical studies with vidutolimod in patients with melanoma, both in combination with certain checkpoint inhibitor immunotherapies and as a monotherapy, and in clinical studies evaluating vidutolimod in HNSCC in combination with avelumab and other immunomodulators. Vidutolimod and future product candidates that we may develop will require extensive preclinical and clinical trials before we can submit a marketing application to the applicable regulatory authorities. These product candidates are susceptible to the risks of failure inherent at any stage of product development, including the occurrence of unexpected or unacceptable adverse events or the failure to demonstrate efficacy in clinical trials. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain.

The results of preclinical studies, preliminary study results, and early clinical trials of vidutolimod and future product candidates may not be predictive of the results of later-stage clinical trials or of the results of clinical trials conducted in other types of cancer or non-cancer indications. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek regulatory approvals from the FDA or other regulatory authorities. Vidutolimod and future product candidates may not perform as we expect, and we may be unable to demonstrate to the FDA’s satisfaction that vidutolimod or any future product candidates are safe, pure, and potent, or effective for their desired indications. These setbacks may result in enhanced scrutiny by regulators or institutional review boards (“IRBs”) of clinical trials of product candidates, including vidutolimod, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials, as well as increasing the costs of trials or limiting the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of our product candidates.

Additionally, some of our trials may be open-label studies, such as our current Phase 1b and our Phase 2 trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, introducing bias in early interpretation of the results. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize vidutolimod and future product candidates, including that:

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

•

we may be unable to initiate or complete preclinical studies or clinical trials on time or at all due to the impacts of the COVID-19 pandemic, and the spread of COVID-19 may affect the operations of research sites, CROs, IRBs, or key governmental agencies, such as the FDA, which may delay the development of vidutolimod or any future product candidates;

•

the supply or quality of raw materials or manufactured product candidates (whether provided by us or third parties) or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or in a timely manner, or we may experience interruptions in supply;

•

the number of patients required for clinical trials of vidutolimod and future product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate;

•

patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study or clinical trial, increase the needed enrollment size for the clinical trial or extend its duration;

•

clinical trial participants may elect to participate in alternative clinical trials sponsored by our competitors with product candidates that treat the same indications as vidutolimod and future product candidates;

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

•

clinical trials of vidutolimod and future product candidates may produce negative or inconclusive results, or our studies may fail to reach the necessary level of statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials, analyses, reports, data, or preclinical trials or abandon product development programs;

•

regulators may revise the requirements for approving our product candidates, or such requirements may not be as we expect or statutes, regulations clinical trial or site policies could be amended or new ones could be adopted;

•

the cost of clinical trials of vidutolimod and future product candidates may be greater than we anticipate or we may have insufficient funds or resources to pursue or complete certain aspects of our clinical trial program or to do so within the timeframes we planned;

•	we may have insufficient funds to pay the substantial user fees required by the FDA upon the submission of a BLA or equivalent authorizations from comparable foreign regulatory authorities;

•	we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

•	there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding vidutolimod and future product candidates;

•	the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

•

the FDA or comparable foreign regulatory authorities may disagree with our proposed indications, fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies, and may take longer than we anticipate to review any regulatory submissions we may make for vidutolimod or any future product candidates;

•

the data collected from clinical trials of vidutolimod and future product candidates may not be sufficient for or to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

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

In addition, ongoing disruptions caused by the COVID-19 pandemic or future pandemics may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. For example, certain of our clinical trials that commenced in 2020 were adversely affected by the COVID-19 pandemic as a result of delays in enrolling patients. A suspension or termination of a trial may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we may do for vidutolimod or any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, and managing both additional administrative burdens associated with foreign regulatory schemes, and the political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates. If we experience delays in testing or approvals, our development costs will also increase, and we may not have sufficient funding to complete the testing and approval process for vidutolimod and future product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of vidutolimod and future product candidates. See “Risks related to our financial position and need for additional capital.” We do not know whether any preclinical tests or clinical trials beyond what we currently have anticipated or planned will be required, will begin as anticipated or planned, will need to be restructured, or will be completed on schedule, or at all. Significant delays relating to any preclinical or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize vidutolimod and future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize vidutolimod and future product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of vidutolimod and future product candidates. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Vidutolimod is based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

While immuno-oncology therapeutics are an emerging class of cancer treatment, they remain a novel approach. We have concentrated all of our research and development efforts on vidutolimod, and our future success depends on the successful development of this therapeutic approach. Should we encounter development problems, the FDA and foreign regulatory authorities may refuse to approve vidutolimod, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or clinical data to the FDA or foreign regulatory authority, there would be no guarantee that the FDA or foreign regulatory authority would accept them or approve vidutolimod. We or our CMOs may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing or qualifying and validating product release assays, other testing and manufacturing methods, and our or their equipment and facilities in a timely manner, which may prevent us from completing our clinical trials or commercializing vidutolimod or future product candidates on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of oncolytic immunotherapies, which could lengthen the regulatory review process. Any product candidates that are approved may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution, and promotion. We may need to devote significant time and resources to compliance with these requirements which could increase our development costs and delay or prevent commercialization of vidutolimod or any future product candidates.

Further, negative clinical trial results for other immuno-oncology therapeutics may adversely impact product development and medical interest in vidutolimod, which may prevent us from completing our clinical trials, obtaining regulatory approval or commercializing vidutolimod on a timely or profitable basis, if at all

Difficulty in enrolling patients could delay or prevent clinical trials of vidutolimod and future product candidates. We may find it difficult to enroll patients in our clinical trials or any subsequent trials that we may conduct.

Identifying and qualifying patients to participate in clinical studies of vidutolimod and future product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing vidutolimod and future product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment or due to other unforeseen factors such as the impact of the COVID-19 pandemic. For example, certain of our clinical trials that commenced in 2020 were adversely affected by the COVID-19 pandemic as a result of delays in enrolling patients. We may not be able to initiate or continue clinical trials for vidutolimod and future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are initially focused on patients with melanoma and HNSCC, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, with respect to vidutolimod, we cannot be certain of the status of other competitive products in development, whether trial designs and sites for other similar products are more accessible for eligible patients or that we will be able to find enough qualified investigators and sites willing to participate in our trials. In addition, some of our competitors or potential competitors have ongoing clinical trials for product candidates that treat the same indications as vidutolimod, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

The enrollment of patients further depends on many factors, including:

•	the design of the clinical trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to administer vidutolimod according to the protocol dose, schedule and route of administration;

•	our ability to obtain and maintain patient consents;

•	reporting of the preliminary results of any of our clinical trials;

•	the ability to monitor patients adequately during and after treatment; and

•	the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion.

If we experience delays in the completion of, or termination of, any clinical trial of vidutolimod or any future product candidates, the commercial prospects of vidutolimod or such future product candidates will be harmed, and our ability to generate product revenue from such product candidates could be delayed or prevented.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we have reported interim data from our ongoing clinical trials of vidutolimod elsewhere in this Quarterly Report on Form 10-Q. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

Vidutolimod is being, and future product candidates may be, evaluated in combination with third-party drugs, and we will have limited or no control over the supply, regulatory status, or regulatory approval of such drugs.

Vidutolimod is being, and future product candidates may be, evaluated in combination with checkpoint inhibitors (“CPIs”) or other compounds. In September 2018, we entered into a clinical collaboration with Merck and Pfizer to evaluate vidutolimod in combination with avelumab, in December 2020, we entered into a clinical collaboration with BMS to evaluate vidutolimod in combination with nivolumab and in May 2021, we entered into a supply agreement with Regeneron to evaluate vidutolimod concurrently or in combination with cemiplimab. Our ability to develop and ultimately commercialize vidutolimod and future product candidates used in combination with avelumab, nivolumab, cemiplimab, pembrolizumab, atezolizumab, ipilimumab or any other CPIs or other compounds will depend on our ability to access such drugs on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs on commercially reasonable terms or at all.

Any failure to maintain or enter into new successful commercial relationships, or inability to source or purchase CPIs or other potential combination agents in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop vidutolimod and future product candidates as potential combination therapies, which may materially harm our business, financial condition, results of operations, stock price and prospects.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not encountered when developing single-agent product candidates. For example, the FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. During an end-of-Phase 1 meeting held in March 2020 to discuss the planned registration path for vidutolimod in melanoma, the FDA indicated that one single-arm Phase 2 trial may not be sufficient to support accelerated approval of a BLA for vidutolimod for the treatment of anti-PD-1 failure patients with metastatic or unresectable melanoma in combination with pembrolizumab. The FDA also recommended that we conduct a randomized trial in the proposed patient population to evaluate the contribution of each component to the potential treatment effect of the combination. Additionally, following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party under terms unfavorable to us to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, and changes to the standard of care.

In the event that Merck, Pfizer, BMS, Regeneron or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such CPIs. Additionally, should the supply of products from Merck and Pfizer, or any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us or our collaborators, our clinical collaborations may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Changes in product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause vidutolimod or any future product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, or notification to, or approval by, the FDA or a comparable foreign regulatory authority. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of vidutolimod and future product candidates and jeopardize our ability to commence product sales and generate revenue.

If we are unable to successfully commercialize vidutolimod or any product candidate for which we receive regulatory approval, or experience significant delays in doing so, our business will be materially harmed.

If we are successful in obtaining marketing approval from applicable regulatory authorities for vidutolimod or any future product candidates, our ability to generate revenues from vidutolimod or any future product candidates will depend on our success in:

•	launching commercial sales of vidutolimod and future product candidates, whether alone or in collaboration with others;

•

receiving an approved label with claims that are necessary or desirable for successful marketing, and that does not contain safety or other limitations that would impede our ability to market vidutolimod or any future product candidates;

•	creating market demand for our product candidates through marketing, sales and promotion activities;

•	hiring, training, and deploying a sales force or contracting with third parties to commercialize vidutolimod or any future product candidates in the United States;

•	manufacturing, either on our own or through third parties, product candidates in sufficient quantities and at acceptable quality and cost to meet commercial demand at launch and thereafter;

•	establishing and maintaining agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;

•	creating partnerships with, or offering licenses to, third parties to promote and sell product candidates in foreign markets where we receive marketing approval;

•	maintaining patent and trade secret protection and regulatory exclusivity for vidutolimod or any future product candidates;

•	achieving market acceptance of vidutolimod or any future product candidates by patients, the medical community, and third-party payors;

•	achieving appropriate reimbursement for vidutolimod or any future product candidates;

•	effectively competing with other therapies; and

•	maintaining an acceptable tolerability profile of vidutolimod or any future product candidates following launch.

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

The development and commercialization of cancer immunotherapy products is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We face competition with respect to vidutolimod, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major biopharmaceutical companies, specialty biopharmaceutical companies, and biotechnology companies worldwide. There are a number of large biopharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of solid tumors, including oncolytic immunotherapy and cancer vaccine approaches. Additionally, certain companies whom we view as our most direct potential competitors are currently developing therapies utilizing TLR9 agonists in cancer immunotherapy that may have utility for similar indications that we are targeting. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

While vidutolimod is intended to be used in combination with other drugs with different mechanisms of action, if and when marketed it will still compete with a number of drugs that are currently marketed or in development that also target cancer. To compete effectively with these drugs, vidutolimod or any future product candidates will need to demonstrate advantages in clinical efficacy and safety compared to these competitors when used alone or in combination with other drugs.

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

If we are unable to establish effective marketing, sales and distribution capabilities or enter into agreements with third parties to market and sell vidutolimod or any future product candidates, if they are approved, the revenues that we generate may be limited and we may never become profitable.

We currently do not have a commercial infrastructure for the marketing, sale, and distribution of our cancer immunotherapies. If vidutolimod or any future product candidates receive marketing approval, we intend to commercialize such product candidates on our own in the United States and potentially with pharmaceutical or biotechnology partners in other geographies. In order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services. We may not be successful in doing so. Should we decide to move forward in developing our own marketing capabilities, we may incur expenses prior to product launch or even approval in order to recruit a sales force and develop a marketing and sales infrastructure. If a commercial launch is delayed as a result of the FDA’s or comparable foreign regulatory authority’s requirements or for other reasons, we would incur these expenses prior to being able to realize any revenue from sales of vidutolimod and future product candidates. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing vidutolimod or any future product candidates. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have no prior experience in the marketing, sale, and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will have to compete with other biopharmaceutical and biotechnology companies, including oncology-focused companies, to recruit, hire, train, manage, and retain marketing and sales personnel, which is expensive and time consuming and could delay any product launch. Developing our sales capabilities may also divert resources and management attention away from product development. In the event we are unable to develop a marketing and sales infrastructure, we may not be able to commercialize vidutolimod or any future product candidates in the United States or elsewhere, which could limit our ability to generate product revenues and materially harm our business, financial condition, results of operations, stock price and prospects. Factors that may inhibit our efforts to commercialize vidutolimod or any future product candidates include:

•	the inability to recruit, train, manage, and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe vidutolimod or any future product candidates;

•	our inability to effectively oversee a geographically dispersed sales and marketing team;

•	the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;

•	an inability to secure adequate coverage and reimbursement by government and private health plans;

•	the clinical indications for which the products are approved and the claims that we may make for the products;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	any distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities or to which we agree as part of a mandatory REMS or voluntary risk management plan;

•	liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

If vidutolimod or any future product candidates do not achieve broad market acceptance, the revenues that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if vidutolimod and future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. Market acceptance of vidutolimod and future product candidates by the medical community, patients, and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market.

Efforts to educate the medical community and third-party payors on the benefits of vidutolimod and our novel approach to cancer treatment, and future product candidates, may require significant resources and may not be successful. If vidutolimod or any future product candidates are approved but do not achieve an adequate level of market acceptance, we could be prevented from or significantly delayed in achieving profitability. The degree of market acceptance of vidutolimod and future product candidates will depend on a number of factors, including:

•	the efficacy of our vidutolimod and our VLP modality, and future product candidates alone or in combination with checkpoint inhibitor immunotherapies or other therapies;

•	the commercial success of the checkpoint blockade drugs with which vidutolimod or future products are or may be co-administered;

•	the prevalence and severity of adverse events associated with vidutolimod and future product candidates or those products with which they are co-administered;

•	the clinical indications for which the products are approved and the approved claims that we may make for the products;

•

limitations or warnings contained in the product’s FDA-approved labeling or those of comparable foreign regulatory authorities, including potential limitations or warnings for vidutolimod and future product candidates that may be more restrictive than other competitive products;

•

changes in the standard of care for the targeted indications for vidutolimod and future product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;

•	the relative convenience and ease of administration of vidutolimod and future product candidates and any products with which they are co-administered;

•	the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;

•

the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;

•	the price concessions required by third-party payors to obtain coverage;

•	the extent and strength of our marketing and distribution of vidutolimod and future product candidates;

•	the safety, efficacy, and other potential advantages over, and availability of, alternative treatments already used or that may later be approved;

•

distribution and use restrictions imposed by the FDA or comparable foreign regulatory authorities with respect to vidutolimod and future product candidates or to which we agree as part of a REMS or voluntary risk management plan;

•	the timing of market introduction of vidutolimod and future product candidates, as well as competitive products;

•	our ability to offer vidutolimod and future product candidates for sale at competitive prices;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the extent and strength of our third-party manufacturer and supplier support;

•	the actions of companies that market any products with which vidutolimod and future product candidates are co-administered;

•	the approval of other new products;

•	adverse publicity about vidutolimod and future product candidates or any products with which they are co-administered, or favorable publicity about competitive products; and

•	potential product liability claims.

The size of the potential markets for vidutolimod or any future product candidates is difficult to estimate and, if any of our assumptions are inaccurate, the actual markets for vidutolimod or any future product candidates may be smaller than our estimates.

The potential market opportunities for vidutolimod or any future product candidates are difficult to estimate and will depend in large part on the drugs with which vidutolimod or any future product candidates are co-administered and the success of competing therapies and therapeutic approaches. Our estimates of the potential market opportunities in melanoma, HNSCC and other indications are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets and patient populations eligible for vidutolimod and future product candidates could be smaller than our estimates of the potential market opportunities.

Negative developments in the field of immuno-oncology could damage public perception of vidutolimod or any future product candidates and negatively affect our business.

The commercial success of vidutolimod or any future product candidates will depend in part on public acceptance of the use of cancer immunotherapies. Adverse events in clinical trials of vidutolimod or any future product candidates or adverse outcomes, including actual or perceived lack of efficacy, or adverse events in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for vidutolimod or any future product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, vidutolimod and future product candidates may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials. As a result, we may not be able to continue or may be delayed in conducting our development programs. Future negative developments in the field of immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of vidutolimod or any future product candidates. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for vidutolimod or any future product candidates.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of vidutolimod and future product candidates that we may develop.

We will face an inherent risk of product liability exposure related to the testing of vidutolimod and future product candidates in human clinical trials and will face an even greater risk if we commercially sell vidutolimod or any future product candidates that we may develop. If we cannot successfully defend ourselves against claims that vidutolimod and future product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any of vidutolimod and future product candidates that we may develop;

•	injury to our reputation and significant negative media attention;

•	regulatory investigations that could require costly recalls or product modifications;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	the diversion of management’s attention away from managing our business; and

•	the inability to commercialize vidutolimod and future product candidates that we may develop.

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

Even if we are able to commercialize vidutolimod or any future product candidates, such drugs may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in vidutolimod or any future product candidates, even if vidutolimod and future product candidates obtain marketing approval.

Our ability to commercialize vidutolimod and future product candidates successfully also will depend in part on the extent to which coverage and reimbursement for vidutolimod and future product candidates and related treatments will be available from third-party payors. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. For products administered under the supervision of a physician, such as vidutolimod, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. We cannot be sure that coverage will be available for any product candidate that we commercialize and, if coverage is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Risks related to COVID-19 or other public health crises

A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital and our financial results.

We are subject to risks related to public health crises such as the COVID-19 pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which the COVID-19 pandemic, or ongoing measures in response to the pandemic, may impact our preclinical studies or clinical trial operations, as well as our supply chain, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of the COVID-19 pandemic, or the effectiveness of actions to contain and treat COVID-19. The COVID-19 pandemic may also affect employees of third-party contract research organizations (“CROs”) located in affected geographies that we rely upon to carry out our clinical trials. For example, certain of our clinical trials that commenced in 2020 were adversely affected by the COVID-19 pandemic as a result of delays in enrolling patients. As COVID-19 continues to spread despite current vaccination efforts, around the globe, we may experience additional disruptions that could severely impact our business and clinical trials, including:

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

Any future negative impact COVID-19 has to patient enrollment or treatment or the development of vidutolimod and future product candidates could cause additional, and potentially costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize vidutolimod and future product candidates, if approved, increase our operating expenses, and have a material adverse effect on our financial results. Additionally three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The COVID-19 pandemic has also caused significant disruptions to the U.S. and global economies. This increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all.

Although we have experienced impacts of the COVID-19 pandemic on our business and operations, we cannot currently predict the scope and severity of any additional impacts. If we or any of the third parties with whom we engage were to experience additional shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also heighten many of the other risks described in this “Risk Factors” section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.

Risks related to government regulation

Even if our development efforts are successful, we may not obtain regulatory approval of vidutolimod or any future product candidates in the United States or other jurisdictions, which would prevent us from commercializing vidutolimod and future product candidates. Even if we obtain regulatory approval for vidutolimod and future product candidates, any such approval may be subject to limitations, including with respect to the approved indications or patient populations, which could impair our ability to successfully commercialize vidutolimod or any future product candidates.

We are not permitted to market or promote or sell vidutolimod or any future product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, the regulatory authorities. If we do not receive approval from the FDA and comparable foreign regulatory authorities for any of vidutolimod and future product candidates, we will not be able to commercialize such product candidates in the United States or in other jurisdictions. If significant delays in obtaining approval for and commercializing vidutolimod and future product candidates occur in any jurisdictions, our business, financial condition, results of operations, stock price and prospects will be materially harmed. Even if vidutolimod and future product candidates are approved, they may:

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

We have not previously submitted a BLA to the FDA, or a similar marketing application to comparable foreign regulatory authorities, for vidutolimod or any product candidate, and we can provide no assurance that we will ultimately be successful in obtaining regulatory approval for claims that are necessary or desirable for successful marketing, if at all.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or experience delays in obtaining, required regulatory approvals, we will not be able to commercialize vidutolimod and future product candidates as expected, and our ability to generate revenue may be materially impaired.

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

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the approval or a decision not to approve an application. It is possible that vidutolimod and future product candidates will never obtain the appropriate regulatory approvals necessary for us to commence product sales.

If we experience delays in obtaining approval, if we fail to obtain approval of vidutolimod or any future product candidate or if the label for a product candidate does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, the commercial prospects for such product candidate may be harmed and our ability to generate revenues from that product candidate may be materially impaired.

Vidutolimod or future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any. Serious adverse events or undesirable side effects caused by vidutolimod and future product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, if concerns are raised regarding the safety of a new therapeutic as a result of undesirable side effects identified during clinical or preclinical testing, the FDA or comparable foreign regulatory authority may order us to cease further development, decline to approve the product candidate or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. The FDA or comparable foreign regulatory authorities, or IRBs and other reviewing entities, may also require, or we may voluntarily develop, strategies for managing adverse events during clinical development, which could include restrictions on our enrollment criteria, the use of stopping criteria, adjustments to a study’s design, or the monitoring of safety data by a data monitoring committee, among other strategies. For example, patients enrolled in our ongoing clinical trials of vidutolimod have experienced mild to moderate adverse events, consisting mainly of flu-like symptoms and injection site reactions. In response to these adverse events, we have implemented prophylactic measures, including intravenous fluids, antiemetics, and antipryetics. The FDA’s or a comparable foreign regulatory authority’s requests for additional data or information could also result in substantial delays in the approval of vidutolimod and future product candidates.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of a product candidate may only be uncovered when a significantly larger number of patients are exposed to the product candidate or when patients are exposed for a longer period of time.

Undesirable side effects caused by vidutolimod or any future product candidates could also result in denial of regulatory approval by the FDA or comparable foreign regulatory authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or may result in requirements for costly post-marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of vidutolimod and future product candidates. Any such limitations or restrictions could similarly impact any supplemental marketing approvals we may obtain for vidutolimod. Undesirable side effects may limit the potential market for any approved products or could result in restrictions on manufacturing processes, the discontinuation of the sales and marketing of the product, or withdrawal of product approvals. We could also be sued and held liable for harm caused to patients, or become subject to fines, injunctions or the imposition of civil or criminal penalties.

If vidutolimod and future product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially harm our business, financial condition, results of operations, stock price and prospects.

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

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA approval for desired uses or indications for vidutolimod and future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for any products, including claims comparing those products to other companies’ products, and must abide by the FDA’s strict requirements regarding the content of promotion and advertising.

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

If we are found to have impermissibly promoted any of vidutolimod and future product candidates, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

In the United States, the promotion of biopharmaceutical products is subject to additional FDA requirements and restrictions on promotional statements. If, after vidutolimod or any future product candidates obtains marketing approval, the FDA determines that our promotional activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. Similarly, industry codes in foreign jurisdictions may prohibit companies from engaging in certain promotional activities, and regulatory agencies in various countries may enforce violations of such codes with civil penalties. If we become subject to regulatory and enforcement actions, our business, financial condition, results of operations, stock price and prospects will be materially harmed.

We have received orphan drug designation for vidutolimod, and we may in the future seek orphan drug status for additional indications for vidutolimod or for our future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

We have received Orphan Drug Designation for vidutolimod for Stage IIb-IV melanoma in the U.S., and we may seek Orphan Drug Designation for future product candidates. Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States.

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

We have received Fast Track designation by the FDA for vidutolimod for certain designations and may seek such designation for any future product candidates, but such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that vidutolimod and future product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. In July 2020, the FDA granted Fast Track designation for vidutolimod in combination with a PD-1 blocking antibody (nivolumab or pembrolizumab) in both anti-PD-1 refractory melanoma and first-line metastatic melanoma.

We may seek Fast Track designation for our future product candidates, but there is no assurance that the FDA will grant this designation to any of our product candidates. Marketing applications filed by sponsors of products receiving Fast Track designation may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation alone does not assure qualification for priority review. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even though vidutolimod has received Fast Track designation, and any future product candidates may receive Fast Track designation, we may not experience a faster development, regulatory review or approval process compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval or that approval will be granted in any particular time frame. In addition, the FDA may withdraw Fast Track designation at any time if it believes that the designation is no longer supported by data from our clinical development program or that the relevant criteria are no longer met.

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

We currently intend to seek approval of vidutolimod for the treatment of refractory melanoma and first-line melanoma, and may seek approval of future product candidates, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. If the sponsor fails to conduct such studies in a timely manner, or if such post-approval studies fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis.

Prior to seeking accelerated approval for vidutolimod or future product candidates, we would intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. Specifically, during an end-of-Phase 1 meeting held in March 2020 to discuss our plans for a registration path for vidutolimod in melanoma, the FDA indicated that one single-arm Phase 2 trial may be unlikely to support accelerated approval of a BLA for vidutolimod for the treatment of anti-PD-1 refractory patients with metastatic or unresectable melanoma in combination with pembrolizumab, and recommended that we conduct a randomized trial in the proposed patient population to evaluate the contribution of each component to the potential treatment effect of the combination. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Obtaining and maintaining regulatory approval of vidutolimod or any future product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of vidutolimod or any future product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of vidutolimod or any future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets or receive applicable marketing approvals, our target markets will be reduced and our ability to realize the full market potential of vidutolimod or any future product candidates will be harmed.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel and the FDA does not determine a remote interactive evaluation to be appropriate, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if vidutolimod or any future product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.

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

The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of vidutolimod and future product candidates, they may withdraw approval, issue public safety alerts, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Any such restrictions could limit sales of the product.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of vidutolimod and future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of product candidates paid by consumers. The U.S. Department of Health and Human Services (“HHS”) has already implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for vidutolimod and future product candidates or additional pricing pressures.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and impose price controls may adversely affect:

•	the demand for vidutolimod and future product candidates, if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to obtain coverage and reimbursement approval for a product;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

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

Although we do not currently have any drugs on the market, once we begin commercializing vidutolimod and future product candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of vidutolimod and future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute vidutolimod and future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. On November 20, 2020, the U.S. Department of Health and Human Services Office of Inspector General (“OIG”), finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Implementation of the this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed;

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

Our future profitability may depend, in part, on our ability to commercialize vidutolimod and future product candidates in foreign markets for which we may rely on collaborations with third parties. We are not permitted to market or promote any of vidutolimod and future product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for vidutolimod or any future product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of vidutolimod and future product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of vidutolimod and future product candidates and ultimately commercialize vidutolimod and future product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for vidutolimod and future product candidates in foreign markets;

•	our inability to directly control commercial activities because we are relying on third parties;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	longer lead times for shipping;

•	language barriers for technical training;

•	reduced protection of intellectual property rights in some foreign countries;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;

•	the existence of additional potentially relevant third-party intellectual property rights;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of vidutolimod and future product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs. For example, in some countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our future collaborators, may be required to conduct a clinical trial that compares the cost effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Risks related to intellectual property

If we are unable to obtain, maintain and protect our intellectual property rights for our technology and our product candidates, or if our intellectual property rights are inadequate, our competitive position could be harmed.

Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our VLP and other technology, vidutolimod and future product candidates. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. We seek to protect our proprietary position by filing and prosecuting patent applications in the United States and abroad related to our technology and vidutolimod and future product candidates.

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

Further, the examination process may require us to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The scope of a patent may also be reinterpreted after issuance. The rights that may be granted under our future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we are unable to obtain and maintain patent protection for our technology or for vidutolimod or any future product candidates, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize products similar or superior to ours, and our ability to successfully commercialize vidutolimod or any future product candidates and future technologies may be adversely affected. It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

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

For the core technology related to vidutolimod and its component parts, we are prosecuting seven families of patent applications which we own including composition of matter, methods of use, combination therapies, drug delivery, dose volume, aggregation, packaging and pDC recruitment claims. Further, we have an exclusive license for 10 families of patents and patent applications including composition of matter, manufacturing methods, aggregation, packaging and synthesis claims. Some patents have issued in the United States and internationally and additional patent applications are pending in the United States and internationally (either in foreign jurisdictions or under the Patent Cooperation Treaty (“PCT”)). As of April 30, 2020, we own or exclusively license the rights to 13 issued US patents. The 15 families include a total of 141 issued or granted patents worldwide. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or vidutolimod or any future product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

The U.S. Patent and Trademark Office (the “USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payments and other similar provisions during the patent application process and to maintain patents after they are issued. For example, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents and patent applications often must be paid to the USPTO and foreign patent agencies over the lifetime of our licensed patents or any patents we own in the future. In certain circumstances, we may rely on future licensing partners to take the necessary action to comply with these requirements with respect to licensed intellectual property. Although an unintentional lapse can be cured for a period of time by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to obtain and maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to vidutolimod or any future product candidates, which could have a material adverse effect on our business.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect vidutolimod and future product candidates.

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

Patent terms may be inadequate to protect our competitive position with respect to vidutolimod and future product candidates for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, such as vidutolimod and future product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, but no longer than 14 years from the product’s approval date, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the USPTO in the United States, and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their products earlier than might otherwise be the case, which could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

Vidutolimod and future product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

Vidutolimod is a biological product candidate. We believe that any of our product candidates approved in the United States as a biological product under a BLA should qualify for the 12-year period of regulatory exclusivity. The enactment of the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) as part of the ACA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

To the extent that we do not receive any anticipated periods of regulatory exclusivity for vidutolimod and future product candidates or the FDA or foreign regulatory authorities approve any biosimilar, interchangeable, or other competing products to vidutolimod and future product candidates, it could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

Our commercial success depends on our ability and the ability of our current or future collaborators to develop, manufacture, market and sell vidutolimod and future product candidates, and to use our related proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to vidutolimod and future product candidates, including interference proceedings, post-grant review, inter partes review and derivation proceedings before the USPTO. Third parties may assert infringement or other intellectual property claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, and we are unsuccessful in demonstrating that such intellectual property rights are invalid or unenforceable, we could be required to obtain a license from such third party to continue developing, manufacturing and commercializing vidutolimod and future product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing vidutolimod or any future product candidates. In addition, in any such proceeding or litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, stock price and prospects. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material adverse effect on our business.

In addition, we are developing vidutolimod in combination with certain PD-1 blocking antibodies, including avelumab, pembrolizumab and nivolumab and cemiplimab, which are covered by patents or licenses held by Merck and Pfizer, or Merck US, BMS and Regeneron, respectively, to which we do not have a license other than for use in connection with the applicable clinical trial. We also may develop any future product candidates in combination with products developed by additional companies that are covered by patents or licenses held by those entities to which we do not have a license. In the event that a labeling instruction is required in product packaging recommending that combination, we could be accused of, or held liable for, infringement of the third-party patents covering the product candidate or product recommended for administration with vidutolimod or any future product candidates. In such a case, we could be required to obtain a license from the other company or institution to use the required or desired package labeling, which may not be available on commercially reasonable terms, or at all.

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

We could be subject to claims that we or our employees, including senior management, have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors or others. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we caused an employee to breach the terms of their non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor or other party. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to vidutolimod and future product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers, competitors or other parties. An inability to incorporate such technologies or features would have a material adverse effect on our business, and may prevent us from successfully commercializing vidutolimod and future product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or consultants. A loss of key personnel or their work product could hamper or prevent our ability to develop and commercialize vidutolimod and future product candidates, which could have an adverse effect on our business, financial condition, results of operations, stock price and prospects.

If we obtain any issued patents covering our technology, such patents could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign regulatory authority.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering any of our technology, the defendant could counterclaim that the patent covering vidutolimod and future product candidates is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be, among other things, an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be, among other things, an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, cancellation or amendment to our patents in such a way that they no longer cover and protect vidutolimod and future product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. For example, with respect to the validity of our licensed patents or any patents we obtain in the future, we cannot be certain that there is no invalidating prior art of which we, our or our licensing partner’s patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on vidutolimod and future product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Risks related to manufacturing and our reliance on third parties

We currently rely on third-party CMOs, based both in the United States and abroad, for the production of clinical supply of vidutolimod and may continue to rely on CMOs for the production of commercial supply of vidutolimod, if approved. This reliance on CMOs increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Instead, we expect to rely on third parties for the manufacture of our product candidates and related raw materials for future pre-clinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We have entered into an arrangement with a number of third-party CMOs as part of our clinical development for vidutolimod. These CMOs provide drug substance intermediate and drug product that is subsequently labeled, packaged and distributed to our CROs. We may also enter into agreements with additional companies for the supply of substances for use in the development of vidutolimod or any future product candidates or for the manufacture of such product candidates.

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient (“API”) necessary to produce vidutolimod and future product candidates we may develop in the quantities needed for our clinical trials or, if vidutolimod or any future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or active pharmaceutical ingredients (“API”) by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of vidutolimod or any future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business.

The facilities used by third-party manufacturers to manufacture vidutolimod or any future product candidates must be authorized by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. Some of our contract manufacturers may not have produced a commercially-approved product and therefore may not have obtained the requisite FDA approvals to do so. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Finding new CMOs or third-party suppliers involves additional cost and requires our management’s time and focus. In addition, there is typically a transition period when a new CMO commences work. Although we generally have not, and do not intend to, begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of our product candidates to complete the clinical trial, any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Additionally, any changes implemented by a new CMO could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of vidutolimod and future product candidates and jeopardize our ability to commence product sales and generate revenue.

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, in the case of CMOs that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

•

production difficulties caused by unforeseen events that may delay the availability of one or more of the necessary raw materials or delay the manufacture of vidutolimod or any future product candidates for use in clinical trials or for commercial supply, including as a result of the COVID-19 pandemic;

•	misappropriation of our proprietary information, including our trade secrets and know-how; and

•	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Vidutolimod and any other product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of vidutolimod or any other future product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials. If those third parties do not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements, we may be unable to obtain regulatory approval for vidutolimod or any future product candidates.

We rely on third-party CROs, study sites, and others to conduct, supervise, and monitor our preclinical studies and clinical trials for vidutolimod and future product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines, including as a result of the impact of the COVID-19 pandemic, could substantially harm our business because we may be delayed in completing or unable to complete the studies required to support future approval of vidutolimod and future product candidates, or we may not obtain marketing approval for, or commercialize, vidutolimod and future product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements our product development activities would be delayed and our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical, and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if these parties are adversely impacted by the COVID-19 pandemic limiting or materially affecting their ability to carry out their contractual duties, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for vidutolimod and future product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize vidutolimod and future product candidates; or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for vidutolimod and future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

We also rely on other third parties to store and distribute our products for the clinical trials that we conduct. Any performance failure on the part of our distributors could delay clinical development, marketing approval, or commercialization of vidutolimod and future product candidates, which could result in additional losses and deprive us of potential product revenue.

Our collaboration agreements with any future third-parties may not be successful, which could adversely affect our ability to develop and commercialize vidutolimod or any future product candidates.

We may in the future seek collaboration arrangements with other parties for the development or commercialization of vidutolimod or any future product candidates. The success of existing or any future collaboration arrangements may depend on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these arrangements. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

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

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of vidutolimod and future product candidates;

•

a collaborator with marketing and distribution rights to vidutolimod or any future product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidate or product;

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

If any collaborations we might enter into in the future do not result in the successful development and commercialization of products or if one of our collaborators subsequently terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such potential future collaboration. If we do not receive the funding we expect under the agreements, our development of vidutolimod and future product candidates could be delayed and we may need additional resources to develop vidutolimod and future product candidates and our product platform.

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

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop vidutolimod and future product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

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

We are highly dependent on the research and development, clinical and business development expertise of Barry Labinger, our President and Chief Executive Officer, and Art Krieg, our founder and Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of March 31, 2021, we had 25 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. See “—We previously identified a material weakness in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.” The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of vidutolimod and future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize vidutolimod and future product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We are required to maintain internal controls over financial reporting. Commencing with the end of this fiscal year, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have not yet been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, in connection with the audits of our financial statements as of and for the years ended December 31, 2018 and 2019, we identified a material weakness in our internal control over financial reporting. See “—We previously identified a material weakness in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.” In addition, our independent registered public accounting firm will be required to provide an attestation report on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to provide the attestation report.

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

Nevertheless, we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act. If we fail to adequately staff our accounting and finance function, or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent our management from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

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

Our stock price is and is likely to continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, a holder may not be able to sell its common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive drugs or technologies;

•	results of clinical trials of vidutolimod and future product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of vidutolimod and future product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license future product candidates or drugs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	the impact of the ongoing COVID-19 pandemic on the U.S. and global economies and global equity markets;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

As a newly public company, we have been and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission (“SEC”) annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. The Jumpstart Our Business Startups Act (“JOBS Act”) permits emerging growth companies and smaller reporting companies like us to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering (“IPO”). We intend to take advantage of this extended time period for compliance, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political and economic environment, and the high levels of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th , and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Global financial markets have in the past experienced, extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other third-parties may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Although the markets recovered, market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

As of March 31, 2021, our cash, cash equivalents and available-for-sale investments were $111.5 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of vidutolimod and future product candidates’ development programs.

Despite our implementation of security measures, our internal computer systems, and those of our CROs, CMOs, IT suppliers and other contractors and consultants are vulnerable to damage from computer viruses, cyber-attacks and other unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs for vidutolimod and future product candidates. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any of vidutolimod and future product candidates could be delayed.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

Date: May 13, 2021

CHECKMATE PHARMACEUTICALS, INC.

By:	/s/ Barry Labinger
Barry Labinger
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Robert Dolski
Robert Dolski
Chief Financial Officer
(Principal Financial Officer)