Form 10-Q
period 2021-06-30
Checkmate Pharmaceuticals, Inc.
filed 2021-08-12
CIK 1651431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
:
001-39425

Checkmate Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4813934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 Main Street, 2
nd
Floor
Cambridge, MA 02142
(617)
682-3625
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (617)
682-3625

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading S ym bol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CMPI	The Nasdaq Global Market
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
of the Exchange
Act). Yes  ☐    No
☒
As of August 11, 2021, the registrant had
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

•
the timing and the success of preclinical studies and clinical trials of vidutolimod and future product candidates, including our current Phase 2 trial for anti-PD-1
refractory melanoma, our current randomized Phase 2/3 trial for first-line melanoma, and our current Phase 2 proof of concept study in advanced head and neck squamous cell carcinoma (“HNSCC”) and our currently anticipated Phase 2 proof of concept, multi-indication trial in cutaneous squamous cell carcinoma and Merkel cell carcinoma;

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

•
our ability to maintain and establish collaborations and strategic relationships, including our clinical trial collaborations with an affiliate of Merck KGaA (“Merck”), Pfizer Inc. (“Pfizer”), Bristol-Myers Squibb Company (“BMS”), and Regeneron Pharmaceuticals, Inc. (“Regeneron”);

•	the potential benefits of the continued research, development, testing and manufacturing services provided by contract manufacturing organizations;

•	our financial performance and liquidity;

•	our ability to effectively manage our anticipated growth;

•	developments relating to our competitors and our industry, including the impact of government regulation;

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	our ability to maintain adequate internal controls over financial reporting;

•	our expectations regarding the period during which we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

•	our expectations regarding the period during which we qualify as a “smaller reporting company”;

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
10-Q.
We may from
time-to-time
provide estimates, projections and other information concerning our industry, our business and the markets for our product candidate or future product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. These estimates involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors.

CHECKMATE PHARMACEUTICS, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I. – FINANCIAL INFORMATION		5

Item 1.	Condensed Consolidated Financial Statements	5

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2021 and December 31, 2020	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020	6

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020	7

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2021 and 2020	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. – OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	76

SIGNATURES		77

PART I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$63,110	$43,055
Restricted cash	20	20
Short-term investments	22,240	51,831
Prepaid expenses and other current assets	5,704	7,195

Total current assets	91,074	102,101

Investments, non-current	10,240	30,973
Machinery and equipment, net	367	—

Total assets	$101,681	$133,074

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,198	$2,297
Accrued expenses	4,504	5,578

Total current liabilities	6,702	7,875

Total liabilities	6,702	7,875

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 authorized as of June 30, 2021 and December 31, 2020; 21,625,891 and 21,560,398 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	268,179	265,342
Accumulated other comprehensive gain (loss)	(33)	(74)
Accumulated deficit	(173,169)	(140,071)

Total stockholders’ equity	94,979	125,199

Total liabilities and stockholders’ equity	$101,681	$133,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021	2020
Operating expenses:
Research and development		$14,865	$6,476	$25,243	$12,789
General and administrative		4,090	1,795	7,893	3,305

Total operating expenses		18,955	8,271	33,136	16,094

Loss from operations		(18,955)	(8,271)	(33,136)	(16,094)

Other income (expense), net:
Interest income		20	6	73	28
Loss on sale of available-for-sale investments		(35)	—	(35)	—
Change in fair value of convertible loan notes		—	(83)	—	(83)

Total other income (expense), net		(15)	(77)	38	(55)

Net loss		$(18,970)	$(8,348)	$(33,098)	$(16,149)

Reconciliation of net loss attributable to common stockholders:
Net loss		$(18,970)	$(8,348)	$(33,098)	$(16,149)
Accretion of issuance costs on redeemable convertible preferred stock		—	(429)	—	(456)
Accrued dividends on redeemable convertible preferred stock		—	(2,187)	—	(3,957)

Net loss attributable to common stockholders		$(18,970)	$(10,964)	$(33,098)	$(20,562)

Weighted-average common shares outstanding—basic and diluted		21,624,568	1,488,489	21,603,563	1,488,489

Net loss per share attributable to common stockholders—basic and diluted	$	(0.88)	$(7.37)	$(1.53)	$(13.81)

Comprehensive loss:
Net los s		$(18,970)	$(8,348)	$(33,098)	$(16,149)
Unrealized gain on available-for-sale investments		50	—	41	—
Comprehensive loss		$(18,920)	$(8,348)	$(33,057)	$(16,149)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share amounts)
(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	—	$—	—	$—	—	$—	21,560,398	$2	$265,342	$(140,071)	$(74)	$125,199
Exercise of stock options	—	—	—	—	—	—	59,225	—	118	—	—	118
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,216		—	1,216
Unrealized losses on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	—	—	—	(14,128)	—	(14,128)

Balances at March 31, 2021	—	—	—	—	—	—	21,619,623	2	266,676	(154,199)	(83)	112,396
Exercise of stock options	—	—	—	—	—	—	6,268	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,487	—	—	1,487
Unrealized gains on available-for- sale investments	—	—	—	—	—	—	—	—	—	—	50	50
Net loss	—	—	—	—	—	—	—	—	—	(18,970)	—	(18,970)

Balances at June 30, 2021	—	$—	—	$—	—	$—	21,625,891	$2	$268,179	$(173,169)	$(33)	$94,979

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid - In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/(Loss)	Equity (Deficit)

Balances at December 31, 2019	25,000,000	$32,482	26,283,386	$64,446	—	$—	1,488,489	$1	$—	$(97,437)	$—	$(97,436)
Issuance of series B redeemable convertible preferred stock at $2.1687 per share, net of issuance costs of $27	—	—	3,688,898	7,973	—	—	—	—	—	—	—	—
Exercise of series B preferred stock tranche right	—	—	—	300	—	—	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	27	—	—	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	—	—	—	—	—	—	101	—	—	101
Accrued dividends on redeemable convertible preferred stock	—	498	—	1,272	—	—	—	—	(101)	(1,669)	—	(1,770)
Net loss	—	—	—	—	—	—	—	—	—	(7,801)	—	(7,801)

Balances at March 31, 2020	25,000,000	32,980	29,972,284	74,018	—	—	1,488,489	1	—	(106,934)	—	(106,933)
I ssuance of series C redeemable convertible preferred stock at $1.6016 per share, net of issuance costs of $429	—	—	—	—	46,828,167	74,571	—	—	—	—	—	—
Conversion of convertible notes into series C convertible redeemable preferred stock	—	—	—	—	6,295,756	10,083	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	—	—	429	—	—	—	(429)	—	(429)
Stock-based compensation expense	—	—	—	—	—	—	—	—	100	—	—	100
Accrued dividends on redeemable convertible preferred stock	—	499	—	1,296	—	392	—	—	(100)	(2,087)	—	(2,187)
Net loss	—	—	—	—	—	—	—	—	—	(8,348)	—	(8,348)

Balances at June 30, 2020	25,000,000	$33,479	29,972,284	$75,314	53,123,923	$85,475	1,488,489	$1	$—	$(117,798)	$—	$(117,797)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(33,098)	$(16,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,703	201
Depreciation	11	—
Change in fair value of notes payable	—	83
Amortization/accretion of investments	370	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,491	(610)
Accounts payable	(98)	(31)
Accrued expenses	(1,075)	464

Net cash used in operating activities	(29,696)	(16,042)

Cash flows from investing activities
Purchases of investments	(10,197)	—
Maturities of investments	29,500	—
Sale of investments	30,692	—
Purchase of machinery and equipment	(378)	—

Net cash provided by investing activities	49,617	—
Cash flows from financing activities
Proceeds from stock option exercises	134	—
Cash paid for initial public offering costs	—	(398)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	82,544
Proceeds from issuance of convertible loan notes	—	10,000

Net cash provided by financing activities	134	92,146

Net increase in cash, cash equivalents and restricted cash	20,055	76,104
Cash, cash equivalents and restricted cash at beginning of period	43,075	4,205

Cash, cash equivalents and restricted cash at end of period	$63,130	$80,309

Supplemental disclosure of non-cash financing activities:
Accretion of issuance costs to redeemable convertible preferred stock	$—	$456
Exercise of Series B preferred stock tranche right	$—	$300
Accrued dividends on redeemable convertible preferred stock	$—	$3,957
Conversion of loan notes into series C preferred stock	$—	$10,083
Deferred offering costs included in prepaid expenses and other current assets and accounts payable or accrued expenses	$—	$1,217
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1 – N
ATURE
OF
B
USINESS
Nature of Business
Checkmate
Pharmaceuticals
, Inc. (“Checkmate” or the “Company”), headquartered in Cambridge, Massachusetts, is a clinical stage biotechnology company incorporated under the laws of the State of Delaware in July 2015 that is focused on developing and commercializing its proprietary technology to harness the power of the immune system to combat canc
e
r. Since its inception, the Company has devoted substantially all of its efforts to the research and development activities, including recruiting management and technical staff, raising capital, producing materials for non-clinical
and clinical studies and building infrastructure to support such activities, and has not yet generated any revenue. Expenses have primarily been for research and development and related administrative costs. The Company has financed its operations through the sale of common stock, convertible debt and redeemable convertible preferred stock.
Initial Public Offering
On August 11, 2020, the Company closed its initial public offering (“IPO”), at which time the Company issued and sold 5,000,000 shares of its common stock, at a price to the public of $15.00 per share. On September 3, 2020, the underwriters of the IPO exercised a portion of their overallotment option by purchasing an additional 109,861 shares from the Company at the IPO price. The Company received approximately $67.7 million in net proceeds, inclusive of the over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by the Compan
y
.
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
The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing agreements. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans
, there is no assurance that the Company
will
be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
The Company expects that its cash, cash equivalents and
available-for-sale
investments of $95.6

million as of June 30, 2021 will be sufficient to fund its operating expenses and capital requirements for at least 12 months beyond the date of issuance of these condensed consolidated financial statements.

2 – S
UMMARY
OF
S
IGNIFICANT
A
CCOUNTING
P
OLICIES
The Company’s significant accounting policies are described in Note 2,
Summary of Significant Accounting Policies
, to the financial statements for the year ended December 31, 2020 in the Company’s 2020 Annual Report on Form
10-K.
There have been no material changes to the significant accounting policies during the six-month
period ended June 30, 2021, except as noted below.
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
10-Q
and Article 10 of Regulation
S-X
of the Exchange Act. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes as of and for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form
10-K.
The Company’s financial information as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020 is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. The balance sheet data as of December 31, 2020 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.
Use of estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards before the Company’s IPO. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
Machinery and equipment
Machinery and equipment is recorded at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful life of five years for each asset. Accumulated depreciation at June 30, 2021 was $11,000.
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

3 – I
NVESTMENTS
AND
F
AIR
V
ALUE
M
EASUREMENT
T
he following tables summarizes the amortized cost and estimated fair value of the Company’s investments, which are considered to be available-for-sale
investments as of June 30, 2021 and December 31, 2020.
As of June 30, 2021

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-term Investments	Investments, non-current
			(in thousands)

Commercial paper	$2,991	$—	$—	$2,991	$2,991	$—
Corporate debt securities	29,522	—	(33)	29,489	19,249	10,240

Total	$32,513	$—	$(33)	$32,480	$22,240	$10,240

As of December
 31, 2020

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-term Investments	Investments, non-current
			(in thousands)

Commercial paper	$42,709	$8	$(16)	$42,701	$42,701	$—
Corporate debt securities	41,169	—	(66)	41,103	10,130	30,973

Total	$83,878	$8	$(82)	$83,804	$52,831	$30,973

The amortized cost and estimated fair value of investments by contractual maturity at June 30, 2021 are as follows:

		Estimated
	Amortized	Fair
	Cost	Value
	(in thousands)

Due in one year or less	$22,258	$22,240
Due after one year through two years	10,255	10,240

	$32,513	$32,480

1
1

At June 30, 2021
,
there
were no available-for-sale
securities in the Company’s total investment portfolio that were in a continuous unrealized loss position for more than 12 m
o
nths. The Company concluded that the net declines in market value of available-for-sale
securities were temporary in nature and did not consider any of investments to be other-than-temporarily impaired.
The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money markets funds (included in cash equivalents)	$61,907	$—	$—	$61,907
Commercial paper	—	2,991	—	2,991
Corporate debt securities	—	29,489	—	29,489

Total assets	$61,907	$32,480	$—	$94,387

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money markets funds (included in cash equivalents)	$7,839	$—	$—	$7,839
Commercial paper	—	42,701	—	42,701
Corporate debt securities	—	41,103	—	41,103

Total assets	$7,839	$83,804	$—	$91,643
Investments classified as Level 2 within the valuation hierarchy consist of commercial paper and corporate debt securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.
4 – A
CCRUED
E
XPENSES
Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Payroll and employee related expenses	$1,677	$1,555
External research and development	2,077	3,633
Other accrued expenses	750	390

Total accrued expenses	$4,504	$5,578

5 – R
EDEEMABLE
C
ONVERTIBLE
P
REFERRED
S
TOCK
On August 11, 2020, in connection with the closing of the IPO, all outstanding shares of the Company’s preferred stock were converted into 14,948,241 shares of common stock. As a r
e
sult of the conversion, the Company reclassified the carrying value of its preferred stock, which included all cumulative but unpaid dividends, to common stock and additional paid-in-capital
and therefore there was no outstanding redeemable convertible preferred stock as of June 30, 2021 and December 31, 2020.

6 – E
QUITY
The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Common stockholders are entitled to receive dividends declared out of funds legally available, subject to the payment in full of all preferential dividends to which the holders of preferred stock are entitled.
On August 11, 2020, the Company fil
e
d a restated certificate of incorporation in the State of Delaware, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue up to 310,000,000 shares, consisting of (i) 300,000,000 shares of common stock, $0.0001 par value per share, and (ii) 10,000,000 shares of preferred stock, $0.0001 par value per share. The shares of preferred stock are currently undesignated and no shares are outstanding.
Also on August 11, 2020, the Company completed its IPO, pursuant to which it issued and sold 5,109,861 shares of common stock, inclusive of 109,861 shares sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were $67.7 million, after deducting underwriting discounts and commissions and other offering costs
7 – S
TOCK
-B
ASED
C
OMPENSATION
Total stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development	$608	$39	$1,094	$78
General and administrative	879	61	1,609	123

Total stock-based compensation expense	$1,487	$100	$2,703	$201

During the six months ended June 30, 2021, the Company granted options with service-based vesting conditions for the purchase of 862,350 shares of common stock with a weighted average exercise price of $12.70 per share and a weighted average grant-date fair value of $8.85 per share.
8 – N
ET
L
OSS
P
ER
S
HARE
Net Loss Per Share Attributable To Common Stockholders
Because the Company reports a net loss attributable to common stockholders, basic and diluted net loss per share attributable to common stockholders are the same for both years presented. All preferred stock and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact. The following common stock equivalents outstanding at June 30, 2021 and 2020 have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive:

	June 30,
	2021	2020
Options to purchase common stock	3,284,323	1,073,044
Redeemable convertible preferred stock	—	14,948,249
9 – C
OMMITMENTS
AND
C
ONTINGENCIES
Operating Lease
The Company has a
month-to-month
lease agreement for its corporate space in Cambridge, Massachusetts. Rent expense is recognized as incurred. Rent expense for the three months ended June 30, 2021 and 2020 was $0.2 million and $0.1 million, respectively. Rent expense for each of the six months ended June 30, 2021 and 2020 was $0.3 million.

Clinical Trial Collaboration and Supply Agreements
On May 10, 2021, the Company entered into a Supply and
Non-Exclusive
License Agreement (“SNLA”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”). The SNLA dictates the general terms that govern specific collaborative studies between the Company and Regeneron, including a Phase 2 proof of concept trial, with patient cohorts in anti-PD-1
naïve and
anti-PD-1
refractory cutaneous squamous cell carcinoma
and anti-PD-1
refractory Merkel cell carcinoma. Pursuant to the SNLA, Regeneron agreed to provide cemiplimab, a drug to be used concurrently or in combination with vidutolimod in the aforementioned studies, at its own expense. As part of the SNLA, the parties granted each other non-exclusive
licenses to use background intellectual property and regulatory documentation to seek regulatory approval of the other party’s compound solely for use as a combination therapy. The Company does not expect any future consideration to be payable to Regeneron pursuant to the SNLA.
On December 7, 2020, the Company entered into the Master Clinical Trial Collaboration Agreement (“MCTCA”) with Bristol-Myers Squibb Company (“BMS”). The MCTCA dictates the general terms that govern specific collaborative studies between the companies, including the Company’s Phase 2 refractory melanoma study and Phase 2 front-line melanoma study (collectively, the “collaborative studies”). Pursuant to the MCTCA, BMS agreed to provide nivolumab, a drug to be used in combination with vidutolimod in the collaborative studies, at its own expense. As part of the MCTCA, the parties granted each other non-exclusive
licenses to use background intellectual property and regulatory documentation to seek regulatory approval of the other party’s compound solely for use as a combination therapy. The Company does not expect any further consideration to be payable to BMS pursuant to the MCTCA.
On August 22, 2018, the Company entered into the Clinical Trial Collaboration and Supply Agreement (“CTCSA”) with an affiliate of Merck KGaA (“Merck”) and Pfizer Inc. (“Pfizer”) (Merck and Pfizer together are referred to herein as the “Alliance”). Pursuant to the CTCSA, the Company, and the Alliance will each provide compound drug product that will be dosed concurrently or in combination in a clinical trial sponsored by Pfizer. This agreement was amended on March 4, 2019. In addition to providing a compound drug product to be used in the clinical trial, the Company will reimburse Pfizer for each patient dosed in the study using the Company’s compound at a specified rate outlined in the CTCSA. In no event will the amount of costs due by the Company to Pfizer exceed $4.0 million over the term of the CTCSA. The costs of services performed, and material used in connection with the research and development activities of the CTCSA, including reimbursements due to Pfizer, are included in research and development costs and expensed as incurred. The Company incurred $1.0 million and $0.5 million of expense during the years ended December 31, 2020 and 2019, respectively. By mutual agreement of the Company and the Alliance, the clinical trial was discontinued in 2020, and the Company does not expect to incur any further costs in connection with the CTCS
A.
License Agreement
In June 2015, the Company entered into an exclusive license agreement with Cytos Biotechnology LTD (now Kuros Biosciences AG, or “Kuros”) as amended in August 2017 and as further amended in January 2018 (the “Kuros License Agreement”). Pursuant to the Kuros License Agreement, in return for payments made, the Company was granted an exclusive, royalty-bearing, sublicensable, worldwide license, under all of Kuro’s intellectual property rights, including any intellectual property rights arising during the term of the agreement, to commercially develop, manufacture, use, distribute, and sell certain therapeutic products, including vidutolimod, (the “Licensed Products”) for the diagnosis, treatment and prevention of all indications in humans and animals. Under the terms of the Kuros License Agreement, the Company is required to use commercially reasonable efforts to develop at least one Licensed Product. Under the Kuros License Agreement, the Company agreed to make payments to Kuros for each product that achieves certain development and regulatory milestones, including payments of up to $56.0 million for the Company’s current oncology programs. As of June 30, 2021, the Company has incurred license fees and milestone payments totaling $8.3 million pursuant to the Kuros License Agreement. These payments are comprised of: (i) a license fee of $1.0 million which was recognized in research and development expense in 2015, (ii) a $1.0 million milestone payment in connection with the dosing of the first patient in our first Phase 1 clinical trial, which was recognized in research and development expense in 2016, (iii) a $0.3 million license amendment fee in connection with the signing of the second amendment to the Kuros License Agreement, which was recognized in research and development expense in 2018, (iv) a $2.0 million milestone payment in connection with the dosing of the first patient in the Phase 2 first-line melanoma trial for vidutolimod, which was recognized in the statement of operations for the three months ended March 31, 2021 and (v) a $4.0 million milestone payment in connection with the dosing in a Phase 2 trial intended to assess the efficacy and safety of vidutolimod in combination with nivolumab for the treatment of patients with anti-PD-1
refractory melanoma and to potentially support a Biologics License Application (“BLA”) and marketing approval of vidutolimod, which was recognized in the consolidated statements of operations for the three months ended June 30, 2021.

The Company is also required to pay tiered royalties of high single-digit to low teens percentages on annual net sales of Licensed Products that are covered by a licensed patent, as well as royalties at 50% of the foregoing amounts with respect to sales of Licensed Products that are not covered by a licensed patent, but are covered by licensed know-how.
The Kuros License Agreement expires upon the expiration of
the last-to-expire royalty
term for the Licensed Products in the territory. Either party has the right to terminate the agreement in full for an uncured material breach of the agreement upon written 60 days’ notice to the other party. The Company has the right to terminate the agreement for any reason upon 90 days’ written notice to Kuros.
Other Contingencies
During the ordinary course of its operations, the Company may become a party to contractual disputes, litigation, and potential claims. The Company does not believe that the resolution of any of these matters, if any, will have a material adverse effect on its financial position or results of operations
.

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
We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through June 30, 2021, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock.
We have incurred recurring losses and had negative operating cash flows since inception and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of vidutolimod or any other products we acquire or develop. Our net losses were $28.3 million and $36.9 million for the years ended December 31, 2019 and 2020, respectively, and for the six months ended June 30, 2021, our net loss was $33.1 million. As of June 30, 2021, we had an accumulated deficit of $173.2 million. We expect to continue to incur significant expenses and to increase operating losses for at least the next several years.
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
a pandemic. Although we have experienced some impact of the
COVID-19
pandemic on our business and operations, including delays in initiation of study sites and enrolling patients, we cannot currently predict the scope and severity of any potential business shutdowns or disruptions or the resulting impact on future clinical trials. As of the date hereof, certain of our ongoing clinical trials are nearing completion and have not been materially affected by the
COVID-19
pandemic, and the schedules for the near-term manufacture of vidutolimod at our contract manufacturers have also been largely unaffected to date. Certain of our clinical trials that commenced in 2020 were adversely affected by the
COVID-19
pandemic, resulting in patient enrollment delays in the first half of 2021. We are also in the planning stages for new clinical trials, and a number of activities are required in order to initiate patient enrollment into these trials that could be impacted by
COVID-19
as the pandemic continues to evolve.
While the
COVID-19
pandemic did not materially impact our results of operations during 2020, the ultimate impact on our operations is unknown and will depend on future developments, which, despite progress in vaccination efforts, remain uncertain and cannot be predicted with confidence, including the duration of the
COVID-19
pandemic, new strains of the virus which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, new information which may emerge, and any additional preventative and protective actions that governments, or we, may direct, which may result in extending ongoing business disruptions, reduced patient traffic and reduced operations. We are continuing to monitor the latest developments regarding the
COVID-19
pandemic, including the pace of vaccinations and the emergence of new and more contagious strains of the virus, and any resulting impact on our business, financial condition, results of operations and prospects. Any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

Components of Our Results of Operations
Revenue
To date, we have not generated any revenue from any sources and do not expect to generate any revenue from the sale of products for the next several years. If our development efforts for vidutolimod or any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. However, we cannot predict whether, when, or to what extent we will generate revenue from the commercialization and sale of vidutolimod or any future product candidates as we may never succeed in obtaining regulatory approval for any of our product candidates. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements, however there can be no assurance that we will be able to enter into any license or collaboration agreements.
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

•
payments made under third-party licensing agreements, such as the exclusive license agreement we entered into with Cytos Biotechnology LTD (now Kuros Biosciences AG, or “Kuros”) (the “Kuros License Agreement”);

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will continue to increase substantially over the next several years as we advance vidutolimod into later stages of clinical development toward potential regulatory approval, advance vidutolimod for additional indications, as well as conduct translational research efforts and other preclinical and clinical development, including submitting regulatory filings for any other product candidates we may acquire or develop. In addition to the expected increase in third-party costs, we expect our personnel costs, including costs associated with stock-based compensation, will also increase substantially in the future. In addition, as we advance vidutolimod into potentially registrational clinical trials and, subject to positive data and regulatory approvals, potentially commercialize vidutolimod, we expect to incur additional expenses from milestone and royalty payments related to the Kuros License Agreement.
We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization of vidutolimod or any other product candidates we may acquire or develop. This is due to numerous factors, some of which are beyond our control, that are associated with the successful development and commercialization of vidutolimod and any other product candidates we may acquire or develop, including the following:

•	the scope, progress, outcome and costs of our preclinical studies and clinical trials for vidutolimod or any other product candidates we may acquire or develop;

•	making arrangements with third-party manufacturers for both clinical and commercial supplies of vidutolimod or any other product candidates;

•	successful patient enrollment in, and the initiation and completion of clinical trials;

•	raising additional funds necessary to complete clinical development and the potential commercialization, of vidutolimod or any other product candidates;

•	receipt, timing and related terms of marketing approvals from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	developing and implementing marketing and reimbursement strategies;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of vidutolimod or any other products, if approved, whether alone or in collaboration with others;

•	acceptance of vidutolimod or any other products, if approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies and/or changes in standard of care;

•	obtaining and maintaining third-party coverage and adequate reimbursement;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;

•	protecting and enforcing our rights in our intellectual property portfolio;

•	significant and changing government regulations; and

•	maintaining an acceptable tolerability profile of the products following approval, if any.
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
Income Taxes
There were no provisions for income taxes for the three and six months ended June 30, 2021 and 2020 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.
Results of operations
Comparison of the three months (“Q2”) and six months (“Q2 YTD”) ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three months ended			Six months ended
	June 30,		Increase	June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
			(unaudited, in thousands)
Operating expenses:
Research and development	$14,865	$6,476	$8,389	$25,243	$12,789	$12,454
General and administrative	4,090	1,795	2,295	7,893	3,305	4,588

Total operating expenses	18,955	8,271	10,684	33,136	16,094	17,042

Loss from operations	(18,955)	(8,271)	10,684	(33,136)	(16,094)	17,042
Total other income (expense), net	(15)	(77)	(62)	38	(55)	93

Net loss	$(18,970)	$(8,348)	$10,622	$(33,098)	$(16,149)	$16,949

Research and Development Expenses
Research and development expenses were $14.9 million in Q2 2021 compared to $6.5 million in the same quarter of 2020. The increase of approximately $8.4 million was primarily related to the $4.0 million milestone payment due to Kuros in Q2 2021, which became payable upon initiating dosing of the first patient in a Phase 2 anti-PD-1
refractory melanoma trial for vidutolimod in May 2021. This Phase 2 trial is intended to potentially support a BLA and marketing approval of vidutolimod and therefore triggered the Phase 3 study milestone as defined under our license agreement with Kuros. Also contributing to the increase was higher clinical costs of $1.5 million associated ongoing trials, higher contract manufacturing of $2.0 million related to producing vidutolimod to meet the needs of the clinical trials, and higher personnel and consulting costs of $0.3 million as well as stock-based compensation expense of $0.6 million associated with increased staffing.
Research and development expenses were $25.2 million in Q2 YTD 2021 compared to $12.8 million for the same period of 2020, an increase of $12.5 million. The increase was due to combined milestones payments of $6.0 million to Kuros which became payable upon the Company initiating dosing of patients in trials which triggered Phase 2 and Phase 3 milestone payments. Also contributing to the increase was increased clinical trials costs of $2.6 million and outsourced contract manufacturing costs of $2.4 million related to greater activity in our ongoing clinical trials, as well as additional personnel and consulting costs of $0.7 million and stock-based compensation costs of $1.0 million associated with increased staffing.
General and Administrative Expenses
General and administrative expenses were $4.1 million in Q2 2021 compared to $1.8 million in the same quarter of 2020. The increase of $2.3 million was primarily comprised of an increase in directors and officers insurance of $0.9 million associated with being a public company in 2021, an increase is stock-based compensation expenses of $0.8 million related to stock options granted after our IPO and an increase in personnel and consulting expense of $0.2 million associated with increased staffing.

General and administrative expenses were $7.9 million in Q2 YTD 2021 compared $3.3 million in the same period of 2020, an increase of $4.6 million. The increase was primarily due to increased directors and officers insurance of $1.7 million, increased stock-based compensation of $1.5 million and increased personnel and consulting expense of $0.6 million.
Other income (expense), net
Other income (expense), net in the three and six month periods of 2021 include interest income, which was more than offset by losses on the sale of available-for-sale
securities in Q2 2021 and partially offset by losses on the sale of available-for-sale
investments in Q2 YTD 2021.
Other income (expense), net in the three and six month periods of 2020 primarily reflects the change in the fair value change of the convertible loan notes we issued to certain investors in April 2020 (the “Convertible Loan Notes”) by $0.1 million, primarily related to the accrued interest earned on the Convertible Loan Notes prior to conversion upon the sale of Series C preferred stock in June 2020, slightly offset by interest income.
Liquidity and capital resources
Overview
We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through June 30, 2021, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock. In April 2020, we received $10.0 million from the issuance of Convertible Loan Notes and in June 2020, we received $74.6 million in additional net proceeds from the sale of Series C preferred stock. The Convertible Loan Notes were converted into shares of Series C preferred stock in June 2020.
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
We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of June 30, 2021, we had cash, cash equivalents and available-for-sale
investments of $95.6 million.
We believe that the net proceeds from the IPO, together with our existing cash, cash equivalents and available-for-sale
investments as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,		Increase
	2021	2020	(Decrease)
	( in thousands)
Net cash used in operating activities	$(29,696)	$(16,042)	$13,654
Net cash provided by investing activities	49,617	—	49,617
Net cash provided by financing activities	134	92,146	(92,012)

Net increase in cash, cash equivalents and restricted cash	$20,055	$76,104	$(56,049)

Operating Activities
During Q2 YTD 2021, net cash used in operating activities was $29.7 million, primarily resulting from of our net loss of $33.1 million, which was partially offset by non-cash
charges of $3.1 million and cash provided by working capital of $0.3 million.
During Q2 YTD 2020, net cash used in operating activities was $16.0 million, primarily resulting from our net loss of $16.1 million and cash used in working capital of $0.2 million, partially offset by non-cash
charges of $0.3 million.
Investing Activities
Net cash provided by investing activities of $49.6 million during Q2 YTD 2021 reflects net liquidations of the Company’s available-for-sale
investments of $50.0 million to fund current and future operating activities, partially offset by investments in machinery and equipment of $0.4 million.
Financing Activities
Net cash provided by financing activities in Q2 YTD 2021 was $0.1 million and consisted of proceeds from the exercise of stock options.
Net cash provided by financing activities in Q2 YTD 2020 was $92.1 million and consisted of the net proceeds from the issuance of Series B and Series C redeemable convertible preferred stock of $82.5 million and the proceeds from the issuance of the Convertible Loan Notes of $10.0 million. These were partially offset by $0.4 million in expenditures related for issuance costs in anticipation of the Company’s IPO.
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
Pursuant to the Kuros License Agreement, we are required to make payments to Kuros for each product that achieves certain development and regulatory milestones. We are obligated to make up to $56.0 million in milestone payments to Kuros related to vidutolimod. We are also required to pay royalties on sales of future products, if any. As of June 30, 2021, we have incurred license fees and milestone payments totaling $8.3 million pursuant to the Kuros License Agreement. These payments are comprised of (i) a license fee of $1.0 million which was recognized in research and development expense in 2015, (ii) $1.0 million milestone payment in connection with the dosing of the first patient in our first Phase 1 clinical trial, which was recognized in research and development expense in 2016, (iii) a $0.3 million license amendment fee in connection with the signing of the second amendment to the Kuros License Agreement, which was recognized in research and development expense in 2018, (iv) a $2.0 million milestone payment in connection with the dosing of the first patient in the Phase 2 first-line melanoma trial for vidutolimod, which we recognized in March 2021 and (v) a $4.0 million milestone payment in connection with the dosing in a Phase 2 trial intended to assess the efficacy and safety of vidutolimod in combination with nivolumab for the treatment of patients with anti-PD-1
refractory melanoma and to potentially support a Biologics License Application (“BLA”) and marketing approval of vidutolimod, which we recognized in May 2021.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our 2020 Annual Report on Form
10-K.
There have been no changes to the critical accounting policies during the six months ended June 30, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2021, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio.
Foreign currency exchange risk
Our primary exposure to market risk is foreign exchange rate sensitivity to the British Pound. Foreign currency losses were neglectable in each of the six months ended June 30, 2021 and 2020. These foreign currency transaction losses were recorded as a component of general and administrative expense in our condensed consolidated statements of operations. At June 30, 2021, an immediate 5% change in the British Pound exchange rate would not have a material effect on our results of operations.
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
15d-15(e) under
the Exchange Act), as of June 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are not profitable, have never generated any revenue and have incurred losses in each period since our inception. For the years ended December 31, 2019 and 2020, we reported net losses of $28.3 million and $36.9 million, respectively. For the six months ended June 30, 2021, we reported a net loss of $33.1 million. At June 30, 2021, we had an accumulated deficit of $173.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, vidutolimod and future product candidates we may develop.
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
COVID-19
(the
“COVID-19
pandemic”), discussed below;

•	the timing of, and the costs involved in, obtaining regulatory and marketing approvals for vidutolimod and future product candidates if clinical trials are successful;

•	the success of existing or any future collaborations;

•	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

•	the cost of manufacturing vidutolimod and future product candidates for clinical trials;

•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements, including the Kuros License Agreement, the BMS CTCSA and the Regeneron SNLA;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and

•	the emergence, and regulatory approval, of competing cancer therapies and other adverse market developments.

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. We can provide no assurance that we will be able to finance our future cash needs on favorable terms, if at all.
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
If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or vidutolimod and future product candidates or to grant licenses on terms that may not be favorable to us. Market volatility, the size of our public float, and competitive dynamics could also adversely impact our ability to access capital as and when needed and the terms thereof, if we can raise capital at all. If we are unable to raise adequate additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market vidutolimod and future product candidates that we would otherwise prefer to develop and market ourselves.
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
Additionally, most of our trials are open-label studies, such as our current Phase 1b and our Phase 2 and Phase 2/3 trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, introducing bias in early interpretation of the results. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

•
we may be unable to initiate or complete preclinical studies or clinical trials on time or at all due to the evolving impacts of the
COVID-19
pandemic, and the spread of
COVID-19
may affect the operations of research sites, CROs, IRBs, or key governmental agencies, such as the FDA, which may delay the development of vidutolimod or any future product candidates;

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

In addition, ongoing disruptions caused by the

COVID-19

pandemic or future pandemics may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, certain of our clinical trials that commenced in 2020 were adversely affected by the

COVID-19

pandemic, resulting in site initiation and patient enrollment delays. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. A suspension or termination of a trial may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
Further, conducting clinical trials in foreign countries, as we may do for vidutolimod or any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, and managing both additional administrative burdens associated with foreign regulatory schemes, and the political and economic risks relevant to such foreign countries.
Moreover, principal investigators for our clinical trials serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates. If we experience delays in testing or approvals, our development costs will also increase, and we may not have sufficient funding to complete the testing and approval process for vidutolimod and future product candidates. We may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of vidutolimod and future product candidates. See “Risks related to our financial position and need for additional capital.” We do not know whether any preclinical tests or clinical trials beyond what we currently have anticipated or planned will be required, will begin as anticipated or planned, will need to be restructured, or will be completed on schedule, or at all. Significant delays relating to any preclinical studies or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize vidutolimod and future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize vidutolimod and future product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of vidutolimod and future product candidates. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.
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
Further, negative clinical trial results for other immuno-oncology therapeutics may adversely impact product development and medical interest in vidutolimod, which may prevent us from completing our clinical trials, obtaining regulatory approval or commercializing vidutolimod on a timely or profitable basis, if at all.
Difficulty in enrolling patients could delay or prevent clinical trials of vidutolimod and future product candidates. We may find it difficult to enroll patients in our clinical trials or any subsequent trials that we may conduct.
Identifying and qualifying patients to participate in clinical studies of vidutolimod and future product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing vidutolimod and future product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment or due to other unforeseen factors such as the impact of the
COVID-19
pandemic. For example, certain of our clinical trials that commenced in 2020 were adversely affected by the
COVID-19
pandemic resulting in patient enrollment delays in the first half of 2021. We may not be able to initiate or continue clinical trials for vidutolimod and future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are initially focused on patients with melanoma and HNSCC, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, with respect to vidutolimod, we cannot be certain of the status of other competitive products in development, whether trial designs and sites for other similar products are more accessible for eligible patients or that we will be able to find enough qualified investigators and sites willing to participate in our trials. In addition, some of our competitors or potential competitors have ongoing clinical trials for product candidates that treat the same indications as vidutolimod, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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
Interim,
“top-line,”
and preliminary data from our clinical trials that we may announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or
top-line
data from our preclinical studies and clinical trials, based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, any top-line
or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.
Top-line
data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line
data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from ongoing clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between any preliminary or interim data we disclose and final data could significantly harm our business prospects.
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
The development and commercialization of cancer immunotherapy products is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary rights. We face competition with respect to vidutolimod, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major biopharmaceutical companies, specialty biopharmaceutical companies, and biotechnology companies worldwide. There are a number of large biopharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of solid tumors, including oncolytic immunotherapy and cancer vaccine approaches. Additionally, certain companies whom we view as our most direct potential competitors are currently developing in cancer immunotherapy that may have utility for similar indications that we are targeting, as well as competing therapies utilizing
LAG-3
and other approaches. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.
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
We are subject to risks related to public health crises such as the
COVID-19
pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which the
COVID-19
pandemic, or ongoing measures in response to the pandemic, may further impact our preclinical studies or clinical trial operations, as well as our supply chain, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity and spread of new strains or variants of the virus, the pace and success of vaccination efforts or the effectiveness of other actions to contain and treat
COVID-19
or its variants. The
COVID-19
pandemic may also affect or continue to affect employees of third-party contract research organizations (“CROs”) located in affected geographies that we rely upon to carry out our clinical trials. For example, certain of our clinical trials that commenced in 2020 were adversely affected by the
COVID-19
pandemic as a result of delays in enrolling patients. As
COVID-19
or its variants continue to spread, despite current vaccination efforts, around the globe, we may experience additional disruptions that could severely impact our business and clinical trials, including:

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

•
risk that participants enrolled in our clinical trials will contract
COVID-19
or variants thereof while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events or patient withdrawals from our trials;

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
Any future negative impact the evolving
COVID-19
pandemic has on patient enrollment or treatment or the development of vidutolimod and future product candidates could cause additional, and potentially costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize vidutolimod and future product candidates, if approved, increase our operating expenses, and have a material adverse effect on our financial results. Additionally, three vaccines for
COVID-19
were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more may be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The
COVID-19
pandemic has also caused significant disruptions to the U.S. and global economies. This increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all.
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
We currently intend to seek approval of vidutolimod for the treatment of refractory melanoma and first-line melanoma, and may seek approval of future product candidates, under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If the sponsor fails to conduct such studies in a timely manner, or if such post-approval studies fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis.

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

Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval
inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause
inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.
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
We and any of our suppliers or collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval
for product and manufacturing changes. For certain commercial prescription drug and biologic products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted that may impact our business if we are able to commercialize any product candidates. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, including the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act, which was signed into law on March 27, 2020 to provide financial support and resources to individuals and businesses affected by the
COVID-19
pandemic, and subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket
drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. At a federal level, the President Biden signed an Executive Order on July 9, 2021 affirming its policy (i) to support legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices and by imposing inflation caps; and (ii) to support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to submit a report to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the FDA to work with states to develop prescription drug importation plans pursuant to the Medicare Modernization Act of 2003 and FDA’s related implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment
procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. . Further, implementation of this change and new safe harbors for point-of-sale
reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.
On July 9, 2021, President Biden issued an executive order directing the FDA to work with states and tribes to safely import prescription drugs from Canada and to continue to clarify and improve the approval framework for generic drugs and biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede generic drug and biosimilar competition.
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

We or our third-party suppliers or manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredient (“API”) necessary to produce vidutolimod and future product candidates we may develop in the quantities needed for our clinical trials or, if vidutolimod or any future product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure by us or our third-party suppliers or manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of vidutolimod or any future product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business.
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
If we materially breach or default on our current or future license agreements, the licensor party to such agreement may have the right to terminate the license agreement, which termination may materially harm our business.
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
We are highly dependent on the principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
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
As of June 30, 2021, we had 25 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day
activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of vidutolimod and future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize vidutolimod and future product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.
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
filing for that year, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have not yet been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, in connection with the audits of our financial statements as of and for the years ended December 31, 2018 and 2019, we identified a material weakness in our internal control over financial reporting. See “—
We previously identified a material weakness in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
” In addition, our independent registered public accounting firm will be required to provide an attestation report on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to provide the attestation report.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statement for the years ended December 31, 2019, we concluded that there was a material weakness in our internal control over financial reporting. As of December 31, 2020, we concluded that this material weakness had been remediated, but there can be no assurance that we will not identify future material weaknesses or reportable conditions.
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
Our stock price is and is likely to continue to be highly volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced periods of extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, a holder may not be able to sell our common stock at or above the price at which such holder acquired shares of our common stock. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive drugs or technologies;

•	results of clinical trials of vidutolimod and future product candidates or those of our competitors, including interim or topline results;

•	regulatory or legal developments in the United States and other countries;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of vidutolimod and future product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license future product candidates or drugs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	the impact of the ongoing COVID-19 pandemic on us or on the U.S. and global economies and global equity markets;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation and our amended and restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or by-laws
or (v) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternate forum, the United Stated District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), as our principal office is located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in our shares of common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our existing stockholders, members of our board of directors or shareholders affiliated with our board of directors sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act of 1933, as amended (the “Securities Act”) would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates
to exceed $700 million as of the prior June 30
th
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
NOL carryforwards or credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result subsequent shifts in our stock ownership, some of which are outside our control. If finalized, Treasury regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change
NOL carryforwards or credits if we undergo a future ownership change. The amount of NOLs generated in taxable years beginning after December 31, 2020 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such, where taxable income is determined without regard to such NOL deduction itself. Our NOLs or credits may also be impaired under state law. Accordingly, due to these limitations, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. We have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits.
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including recently in connection with the ongoing
COVID-19
pandemic, which resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Although the markets recovered, market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing
COVID-19
pandemic, political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.
As of June 30, 2021, our cash, cash equivalents and
available-for-sale
investments were $95.6 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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
10-Q
are set forth below.

Exhibit Number	Description

10.1†	Supply and Non-Exclusive License Agreement, effective as of May 6, 2021, by and between Checkmate Pharmaceuticals, Inc. and Regeneron Pharmaceuticals, Inc.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith
†	Portions of this exhibit (indicated by asterisk) have been omitted in accordance with Item 601(b)(10) of Regulation S-K
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
Date: August 12, 2021

CHECKMATE PHARMACEUTICALS, INC.

By:	/s/ Barry Labinger
Barry Labinger
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Robert Dolski
Robert Dolski
Chief Financial Officer
(Principal Financial Officer)