Form 10-Q
period 2021-09-30
Checkmate Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1651431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2021, the registrant had 21,630,752 shares of common stock, $0.0001 par value per share outstanding.

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

•
our need to raise additional funding before we can expect to generate any revenues from product sales and our ability to raise capital, including in light of the impact of the ongoing
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

CHECKMATE PHARMACEUTICS, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. – FINANCIAL INFORMATION		5

Item 1.	Condensed Consolidated Financial Statements	5

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2021 and December 31, 2020	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	6

	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	7

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2021 and 2020	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. – OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	78

Item 4.	Mine Safety Disclosures	78

Item 5.	Other Information	78

Item 6.	Exhibits	79

SIGNATURES		80

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$53,494	$43,055
Restricted cash	20	20
Short-term investments	27,350	51,831
Prepaid expenses and other current assets	7,807	7,195

Total current assets	88,671	102,101

Investments, non-current	—	30,973
Machinery and equipment, net	668	—

Total assets	$89,339	$133,074

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,521	$2,297
Accrued expenses	5,291	5,578

Total current liabilities	7,812	7,875

Total liabilities	7,812	7,875

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 authorized as of September 30, 2021 and December 31, 2020; 21,626,891 and 21,560,398 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	269,662	265,342
Accumulated other comprehensive gain (loss)	(2)	(74)
Accumulated deficit	(188,135)	(140,071)

Total stockholders’ equity	81,527	125,199

Total liabilities and stockholders’ equity	$89,339	$133,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$11,375	$6,673	$36,618	$19,462
General and administrative	3,605	3,160	11,498	6,465

Total operating expenses	14,980	9,833	48,116	25,927

Loss from operations	(14,980)	(9,833)	(48,116)	(25,927)

Other income (expense), net:
Interest income	14	4	87	32
Loss on sale of available-for-sale investments	—	—	(35)	—
Change in fair value of convertible loan notes	—	—	—	(83)

Total other income (expense), net	14	4	52	(51)

Net loss	$(14,966)	$(9,829)	$(48,064)	$(25,978)

Reconciliation of net loss attributable to common stockholders:
Net loss	$(14,966)	$(9,829)	$(48,064)	$(25,978)
Accretion of issuance costs on redeemable convertible preferred stock	—	(5)	—	(461)
Accrued dividends on redeemable convertible preferred stock	—	(1,579)	—	(5,536)

Net loss attributable to common stockholders	$(14,966)	$(11,413)	$(48,064)	$(31,975)

Weighted-average common shares outstanding—basic and diluted	21,625,902	13,580,105	21,611,119	5,519,028

Net loss per share attributable to common stockholders—basic and diluted	$(0.69)	$(0.84)	$(2.22)	$(5.79)

Comprehensive loss:
Net loss	$(14,966)	$(9,829)	$(48,064)	$(25,978)
Unrealized gain on available-for-sale investments	31	—	72	—

Comprehensive loss	$(14,935)	$(9,829)	$(47,992)	$(25,978)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share amounts)
(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/(Loss)	Equity (Deficit)
Balances at December 31, 2020	—	$—	—	$—	—	$—	21,560,398	$2	$265,342	$(140,071)	$(74)	$125,199
Exercise of stock options	—	—	—	—	—	—	59,225	—	118	—	—	118
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,216		—	1,216
Unrealized losses on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	—	—	—	(14,128)	—	(14,128)

Balances at March 31, 2021	—	—	—	—	—	—	21,619,623	2	266,676	(154,199)	(83)	112,396
Exercise of stock options	—	—	—	—	—	—	6,268	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,487	—	—	1,487
Unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	50	50
Net loss	—	—	—	—	—	—	—	—	—	(18,970)	—	(18,970)

Balances at June 30, 2021	—	—	—	—	—	—	21,625,891	2	268,179	(173,169)	(33)	94,979
Exercise of stock options	—	—	—	—	—	—	1,000	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,480	—	—	1,480
Unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	31	31
Net loss	—	—	—	—	—	—	—	—	—	(14,966)	—	(14,966)

Balances at September 30, 2021	—	$—	—	$—	—	$—	21,626,891	$2	$269,662	$(188,135)	$(2)	$81,527

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain/(Loss)	Equity (Deficit)
Balances at December 31, 2019	25,000,000	$32,482	26,283,386	$64,446	—	$—	1,488,489	$1	$—	$(97,437)	$—	$(97,436)
Issuance of series B redeemable convertible preferred stock at $2.1687 per share, net of issuance costs of $27	—	—	3,688,898	7,973	—	—	—	—	—	—	—	—
Exercise of series B preferred stock tranche right	—	—	—	300	—	—	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	27	—	—	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	—	—	—	—	—	—	101	—	—	101
Accrued dividends on redeemable convertible preferred stock	—	498	—	1,272	—	—	—	—	(101)	(1,669)	—	(1,770)
Net loss	—	—	—	—	—	—	—	—	—	(7,801)	—	(7,801)

Balances at March 31, 2020	25,000,000	32,980	29,972,284	74,018	—	—	1,488,489	1	—	(106,934)	—	(106,933)
Issuance of series C redeemable convertible preferred stock at $1.6016 per share, net of issuance costs of $429	—	—	—	—	46,828,167	74,571	—	—	—	—	—	—
Conversion of convertible notes into series C convertible redeemable preferred stock	—	—	—	—	6,295,756	10,083	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	—	—	429	—	—	—	(429)	—	(429)
Exercise of stock options							—		—			—
Vesting of restricted stock awards							—					—
Stock-based compensation expense	—	—	—	—	—	—	—	—	100	—	—	100
Accrued dividends on redeemable convertible preferred stock	—	499	—	1,296	—	392	—	—	(100)	(2,087)	—	(2,187)
Net loss	—	—	—	—	—	—	—	—	—	(8,348)	—	(8,348)

Balances at June 30, 2020	25,000,000	33,479	29,972,284	75,314	53,123,923	85,475	1,488,489	1	—	(117,798)	—	(117,797)
Stock issuance costs related series C preferred stock	—	—	—	—	—	(5)	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	—	—	5	—	—	—	(5)	—	(5)
Exercise of stock options	—	—	—	—	—	—	3,956	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	—	—	—	—	852	—	—	852
Accrued dividends on redeemable convertible preferred stock	—	225	—	584	—	770	—	—	(70)	(1,509)	—	(1,579)
Conversion of redeemable convertible preferred stock	(25,000,000)	(33,704)	(29,972,284)	(75,898)	(53,123,923)	(86,245)	14,948,241	1	195,846	—	—	195,847
Issuance of common shares upon initial public offering net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	5,109,861	—	67,712	—	—	67,712
Net loss	—	—	—	—	—	—	—	—		(9,829)	—	(9,829)

Balances at September 30, 2020	—	$—	—	$—	—	$—	21,550,547	$2	$264,344	$(129,141)	$—	$135,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(48,064)	$(25,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,183	1,053
Depreciation	11	—
Change in fair value of notes payable	—	83
Amortization/accretion of investments	509	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(295)	(5,784)
Accounts payable	224	1,473
Accrued expenses	(286)	1,735

Net cash used in operating activities	(43,718)	(27,418)

Cash flows from investing activities
Purchases of investments	(10,167)	—
Maturities of investments	34,491	—
Sale of investments	30,692	—
Purchase of machinery and equipment	(679)	—

Net cash provided by investing activities	54,337	—
Cash flows from financing activities
Proceeds from stock option exercises	137	4
Cash paid for deferred offering costs	(317)	—
Proceeds from initial public offering of common stock, net of underwriting discounts, commissions and issuance costs	—	68,030
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	82,539
Proceeds from issuance of convertible loan notes	—	10,000

Net cash provided by ( used in ) financing activities	(180)	160,573

Net increase in cash, cash equivalents and restricted cash	10,439	133,155
Cash, cash equivalents and restricted cash at beginning of period	43,075	4,205

Cash, cash equivalents and restricted cash at end of period	53,514	$137,360

Supplemental disclosure of non-cash inv e sting and financing activities:
Accretion of issuance costs to redeemable convertible preferred stock	$—	$461
Exercise of Series B preferred stock tranche right	$—	$300
Accrued dividends on redeemable convertible preferred stock	$—	$5,536
Conversion of loan notes into series C preferred stock	$—	$10,083
Issuance of common stock upon conversion of redeemable convertible preferred stock	$—	$195,847
Initial public offering issuance costs included in accrued expenses	$—	$318
Purchase of machinery and equipment included in accounts payable	$318	$—
Deferred offering costs included in prepaid expenses and other current assets	$317	$—
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
Initial Public Offering
On August 11, 2020, the Company closed its initial public offering (“IPO”), at which time the Company issued and sold 5,000,000 shares of its common stock, at a price to the public of $15.00 per share. On September 3, 2020, the underwriters of the IPO exercised a portion of their overallotment option by purchasing an additional 109,861 shares from the Company at the IPO price. The Company received approximately $67.7 million in net proceeds, inclusive of the over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by the Company
.
In connection with the closing of the IPO, all outstanding shares of the Company’s preferred stock were converted into 14,948,241 shares of the Company’s common stock.
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

The Company expects that its cash, cash equivalents and
available-for-sale
investments of $80.8 million as of September 30, 2021 will be sufficient to fund its operating expenses and capital requirements for at least 12 months beyond the date of issuance of these condensed consolidated financial statements.
2 – S
UMMARY
OF
S
IGNIFICANT
A
CCOUNTING
P
OLICIES
The Company’s significant accounting policies are described in Note 2,
Summary of Significant Accounting Policies
, to the financial statements for the year ended December 31, 2020 in the Company’s 2020 Annual Report on Form
10-K.
There have been no material changes to the significant accounting policies during the nine month period ended September 30, 2021, except as noted below.
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
10-Q
and Article 10 of Regulation
S-X
of the Exchange Act. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements and related footnotes as of and for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form
10-K.
The Company’s financial information as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020 is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. The balance sheet data as of December 31, 2020 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.
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
Machinery and equipment
Machinery and equipment is recorded at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful life of five years for each asset. Accumulated depreciation at September 30, 2021 was $28,486.
Deferred offering costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity
financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in the condensed consolidated statements of stockholders’ equity as a reduction of additional paid-in capital.

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
including transition relief for trouble debt restructuring, among other topics. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements
.
3 – I
NVESTMENTS
AND
F
AIR
V
ALUE
M
EASUREMENT
The following tables summarizes the amortized cost and estimated fair value of the Company’s investments, which are considered to be available-for-sale
investments as of September 30, 2021 and December 31, 2020.
As of September 30, 2021

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-term Investments	Investments, non-current
			(in thousands)
Commercial paper	$2,000	$—	$—	$2,000	$2,000	$—
Corporate debt securities	25,352	5	(7)	25,350	25,350	—

Total	$27,352	$5	$(7)	$27,350	$27,350	$—

As of December
 31, 202
0

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-term Investments	Investments, non-current
			(in thousands)
Commercial paper	$42,709	$8	$(16)	$42,701	$42,701	$—
Corporate debt securities	41,169	—	(66)	41,103	10,130	30,973

Total	$83,878	$8	$(82)	$83,804	$52,831	$30,973

At September 30, 2021, all investments mature within one year or less.
At September 30, 2021, there
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
The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Money markets funds (included in cash equivalents)	$52,249	$—	$—	$52,249
Commercial paper	—	2,000	—	2,000
Corporate debt securities	—	25,350	—	25,350

Total assets	$52,249	$27,350	$—	$79,599

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Money markets funds (included in cash equivalents)	$7,839	$—	$—	$7,839
Commercial paper	—	42,701	—	42,701
Corporate debt securities	—	41,103	—	41,103

Total assets	$7,839	$83,804	$—	$91,643

Investments classified as Level 2 within the valuation hierarchy consist of commercial paper and corporate debt securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.
4 – A
CCRUED
E
XPENSES
Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Payroll and employee related expenses	$1,601	$1,555
External research and development	3,153	3,633
Other accrued expenses	537	390

Total accrued expenses	$5,291	$5,578

5 – R
EDEEMABLE
C
ONVERTIBLE
P
REFERRED
S
TOCK
On August 11, 2020, in connection with the closing of the IPO, all outstanding shares of the Company’s preferred stock were converted into 14,948,241 shares of common stock. As a result of the conversion, the Company reclassified the carrying value of its preferred stock, which included all cumulative but unpaid dividends, to common stock and additional paid-in-capital
and therefore there was no outstanding redeemable convertible preferred stock as of September 30, 2021 and December 31, 2020.
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
On September 7, 2021, the Company filed a shelf registration statement on Form
S-3
(File
No. 333-259353)
with the U.S. Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on September 15, 2021 (the “Shelf Registration Statement”). Under the Shelf Registration Statement, the Company may offer and sell, from time to time, various securities in an aggregate amount of up to

$
150

million. In connection with filing the Shelf Registration Statement, the Company entered into an Open Market Sale Agreement
SM
(the “2021 Sales Agreement”), with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering of up to
$
50.0

million through Jefferies as its sales agent. The Company will pay the sales agent a commission of
3
%
of the gross proceeds of any sales made pursuant to the 2021 Sales Agreement. As of September 30, 2021, no shares of common stock have been sold and no net proceeds have been received by the Company pursuant to the 2021 Sales Agreement
.
7 – S
TOCK
-B
ASED
C
OMPENSATION
Total stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Research and development	$617	$509	$1,710	$588
General and administrative	863	343	2,473	465

Total stock-based compensation expense	$1,480	$852	$4,183	$1,053

During the nine months ended September 30, 2021, the Company granted options with service-based vesting conditions for the purchase of 1,210,701 shares of common stock with a weighted average exercise price of $10.51 per share and a weighted average grant-date fair value of $7.33 per share
.

8 – N
ET
L
OSS
P
ER
S
HARE
Net Loss Per Share Attributable To Common Stockholders
Because the Company reports a net loss attributable to common stockholders, basic and diluted net loss per share attributable to common stockholders are the same for both years presented. All preferred stock and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact. At September 30, 2021 and 2020, options to purchase common stock of 3,550,129 and 2,491,336, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive.
9 – C
OMMITMENTS
AND
C
ONTINGENCIES
Operating Lease
The Company has a
month-to-month
lease agreement for its corporate space in Cambridge, Massachusetts. Rent expense is recognized as incurred. Rent expense for the three months ended September 30, 2021 and 2020 was $0.2 million and $0.1 million, respectively. Rent expense for each of the nine months ended September 30, 2021 and 2020 was $0.5 million and $0.4 million, respect
i
vely.
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

License Agreement
In June 2015,
 the Company entered into an exclusive license agreement with Cytos Biotechnology LTD (now Kuros Biosciences AG, or “Kuros”) as amended in August 2017 and as further amended in January 2018 (the “Kuros License Agreement”). Pursuant to the Kuros License Agreement, in return for payments made, the Company was granted an exclusive, royalty-bearing, sublicensable, worldwide license, under all of Kuro’s intellectual property rights, including any intellectual property rights arising during the term of the agreement, to commercially develop, manufacture, use, distribute, and sell certain therapeutic products, including vidutolimod, (the “Licensed Products”) for the diagnosis, treatment and prevention of all indications in humans and animals. Under the terms of the Kuros License Agreement, the Company is required to use commercially reasonable efforts to develop at least one Licensed Product. Under the Kuros License Agreement, the Company agreed to make payments to Kuros for each product that achieves certain development and regulatory milestones, including payments of up to $
56.0
 million for the Company’s current oncology programs. As of September 30, 2021, the Company has incurred license fees and milestone payments totaling $
8.3
 million pursuant to the Kuros License Agreement. These payments are comprised of: (i) a license fee of $
1.0
 million which was recognized in research and development expense in 2015, (ii) a $
1.0
 million milestone payment in connection with the dosing of the first patient in our first Phase 1 clinical trial, which was recognized in research and development expense in 2016, (iii) a $
0.3
 million license amendment fee in connection with the signing of the second amendment to the Kuros License Agreement, which was recognized in research and development expense in 2018, (iv) a $
2.0
 million milestone payment in connection with the dosing of the first patient in the Phase 2/3 first-line melanoma trial for vidutolimod, which was recognized in the statement of operations for the three months ended March 31, 2021 and (v) a $
4.0

million milestone payment in connection with the dosing in a Phase 2 trial intended to assess the efficacy and safety of vidutolimod in combination with nivolumab for the treatment of patients with anti-PD-1
refractory melanoma and to potentially support a Biologics License Application (“BLA”) and marketing approval of vidutolimod, which was recognized in the consolidated statements of operations for the three months ended June 30, 2021. Future milestone payments will be due upon filing for regulatory approval in each of the United States, Europe and the Far East and for ultimate approval in each of those regions.
The Company is also required to pay tiered royalties of high single-digit to low teens percentages on annual net sales of Licensed Products that are covered by a licensed patent, as well as royalties at

50
%
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
10
 – S
UBSEQUENT
E
VENT
On October 27, 2021, the Company announced that Alan Fuhrman, a member of the board of directors, was appointed interim President and Chief Executive Officer. Mr. Fuhrman succeeds Barry Labinger, who has transitioned from his roles as President, Chief Executive Officer and member of the Company’s board of directors.

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
We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through September 30, 2021, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock.
We have incurred recurring losses and had negative operating cash flows since inception and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of vidutolimod or any other products we acquire or develop. Our net losses were $28.3 million and $36.9 million for the years ended December 31, 2019 and 2020, respectively, and for the nine months ended September 30, 2021, our net loss was $48.1 million. As of September 30, 2021, we had an accumulated deficit of $188.1 million. We expect to continue to incur significant expenses and to increase operating losses for at least the next several years.
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

•
take precautionary measures to help minimize the risk of the coronavirus or any other future pandemic to our employees and encounter continued delays or interruptions related to current development activities, our supply chain, or the third-parties on whom we rely due to the ongoing
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
a pandemic. Although we have experienced some impact of the ongoing
COVID-19
pandemic on our business and operations, including delays in initiation of study sites and enrolling patients, we cannot currently predict the scope and severity of any potential business shutdowns or disruptions or the resulting impact on future clinical trials. Certain of our ongoing clinical trials, which began before 2020, are nearing completion and have not been materially affected by the
COVID-19
pandemic, and the schedules for the near-term manufacture of vidutolimod at our contract manufacturers have also been largely unaffected to date. Our clinical trials that commenced in 2020 have been adversely affected by the
COVID-19
pandemic, resulting in patient enrollment delays through September 30, 2021. We are continuing to monitor the latest developments regarding the
COVID-19
pandemic, including the pace of vaccinations and the emergence of new and more contagious strains of the virus, and any resulting impact on our business, financial condition, results of operations and prospects. Any resulting financial impact cannot be reasonably estimated at this time and may have a material adverse impact on our business, financial condition and results of operations.

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
Income Taxes
There were no provisions for income taxes for the three and nine months ended September 30, 2021 and 2020 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.
Results of operations
Comparison of the three months (“Q3”) and nine months (“Q3 YTD”) ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
			(unaudited, in thousands)
Operating expenses:
Research and development	$11,375	$6,673	$4,702	$36,618	$19,462	$17,156
General and administrative	3,605	3,160	445	11,498	6,465	5,033

Total operating expenses	14,980	9,833	5,147	48,116	25,927	22,189

Loss from operations	(14,980)	(9,833)	5,147	(48,116)	(25,927)	22,189
Total other income (expense), net	14	4	10	52	(51)	103

Net loss	$(14,966)	$(9,829)	$5,137	$(48,064)	$(25,978)	$22,086

Research and Development Expenses
Research and development expenses were $11.4 million in Q3 2021 compared to $6.7 million in the same quarter of 2020. The increase of approximately $4.7 million was primarily related to higher clinical costs of $3.4 million associated ongoing trials, higher contract manufacturing of $0.8 million related to producing vidutolimod, higher personnel and consulting costs of $0.3 million as well as stock-based compensation expense of $0.1 million associated with increased staffing.
Research and development expenses were $36.6 million in Q3 YTD 2021 compared to $19.5 million for the same period of 2020, an increase of $17.2 million. The increase was due to combined milestones payments of $6.0 million to Kuros which became payable upon the Company initiating dosing of patients in trials which triggered Phase 2 and Phase 3 milestone payments. Also contributing to the increase was increased clinical trials costs of $5.9 million and outsourced contract manufacturing costs of $3.2 million related to greater activity in our ongoing clinical trials, as well as additional personnel and consulting costs of $1.0 million and stock-based compensation costs of $1.1 million associated with increased staffing.

General and Administrative Expenses
General and administrative expenses were $3.6 million in Q3 2021 compared to $3.2 million in the same quarter of 2020. The increase of $0.4 million was primarily comprised of an increase in directors and officers insurance of $0.3 million associated with being a public company for all of Q3 2021 compared to only a portion of Q3 2020 and an increase in stock-based compensation expenses of $0.5 million related primarily to stock options granted after our IPO. These increases were partially offset by one-time
consulting costs of $0.4 million incurred in Q3 2020 associated with the IPO and a reduction in personnel recruiting costs of $0.1 million for hires in 2020.
General and administrative expenses were $11.5 million in Q3 YTD 2021 compared $6.5 million in the same period of 2020, an increase of $5.0 million. The increase is primarily due to expanding our infrastructure to support being a publicly traded company and included increases in directors and officers insurance of $2.0 million, stock-based compensation of $2.0 million, personnel and consulting expense of $0.2 million and professional fees for legal and accounting of $0.3 million.
Other income (expense), net
Other income (expense), net in the three and nine month periods of 2021 included interest income, which for Q3 YTD 2021 was partially offset by losses on the sale of available-for-sale
investments.
Other income (expense), net in the three and nine month periods of 2020 included interest income, which for Q3 YTD 2020 was more than offset by the change in the fair value change of the convertible loan notes we issued to certain investors in April 2020 (the “Convertible Loan Notes”) by $0.1 million, primarily related to the accrued interest earned on the Convertible Loan Notes prior to conversion upon the sale of Series C preferred stock in June 2020, slightly offset by interest income.
Liquidity and capital resources
Overview
We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through September 30, 2021, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock. In April 2020, we received $10.0 million from the issuance of Convertible Loan Notes and in June 2020, we received $74.6 million in additional net proceeds from the sale of Series C preferred stock. The Convertible Loan Notes were converted into shares of Series C preferred stock in June 2020.
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
We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of September 30, 2021, we had cash, cash equivalents and available-for-sale
investments of $80.8 million.
We believe that the net proceeds from the IPO, together with our existing cash, cash equivalents and available-for-sale
investments as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.
On September 7, 2021, we filed a shelf registration statement on Form
S-3
(File
No. 333-259353)
with the SEC, which was declared effective by the SEC on September 15, 2021 (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may offer and sell, from time to time, various securities in an aggregate amount of up to $150 million. In connection with filing the Registration Statement, we entered into an Open Market Sale Agreement
SM
(the “2021 Sales Agreement”), with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering of up to $50.0 million through Jefferies as our sales agent. We will pay the sales agent a commission of 3% of the gross proceeds of any sales made pursuant to the 2021 Sales Agreement. As of September 30, 2021, no shares of common stock have been sold and no net proceeds have been received by the Company pursuant to the 2021 Sales Agreement.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,		Increase
	2021	2020	(Decrease)

	( in thousands)
Net cash used in operating activities	$(43,718)	$(27,418)	$16,300
Net cash provided by investing activities	54,337	—	54,337
Net cash provided by (used in) financing activities	(180)	160,573	(160,753)

Net increase in cash, cash equivalents and restricted cash	10,439	$133,155	$(122,716)

Operating Activities
During Q3 YTD 2021, net cash used in operating activities was $43.7 million, primarily resulting from of our net loss of $48.1 million and cash used in working capital of $0.4 million, which was partially offset by non-cash
charges of $4.7 million.
During Q3 YTD 2020, net cash used in operating activities was $27.4 million, primarily resulting from our net loss of $26.0 million and cash used in operating activities of $2.6 million, partially offset by non-cash
charges of $1.1 million.
Investing Activities
Net cash provided by investing activities of $54.3 million during Q3 YTD 2021 reflects net liquidations of the Company’s available-for-sale
investments of $55.0 million to fund current and future operating activities, partially offset by purchases of machinery and equipment of $0.7 million.
Financing Activities
Net cash used in financing activities in Q3 YTD 2021 was $0.2 million and consisted of cash paid for deferred offering costs partially offset by proceeds from the exercise of stock options.
Net cash provided by financing activities in Q3 YTD 2020 was $160.6 million and consisted of the net proceeds from our IPO of $68.0 million, the issuance of Series B preferred stock and Series C preferred stock of $82.5 million and the proceeds from the issuance of convertible loan notes of $10.0 million.
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

•
the extent to which we experience delays or interruptions to preclinical studies and clinical trials, to our third-party service providers on whom we rely, or to our supply chain due to the ongoing
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
Pursuant to the Kuros License Agreement, we are required to make payments to Kuros for each product that achieves certain development and regulatory milestones. We are obligated to make up to $56.0 million in milestone payments to Kuros related to vidutolimod. We are also required to pay royalties on sales of future products, if any. As of September 30, 2021, we have incurred license fees and milestone payments totaling $8.3 million pursuant to the Kuros License Agreement. These payments are comprised of (i) a license fee of $1.0 million which was recognized in research and development expense in 2015, (ii) $1.0 million milestone payment in connection with the dosing of the first patient in our first Phase 1 clinical trial, which was recognized in research and development expense in 2016, (iii) a $0.3 million license amendment fee in connection with the signing of the second amendment to the Kuros License Agreement, which was recognized in research and development expense in 2018, (iv) a $2.0 million milestone payment in connection with the dosing of the first patient in the Phase 2/3 first-line melanoma trial for vidutolimod, which we recognized in March 2021 and (v) a $4.0 million milestone payment in connection with the dosing in a Phase 2 trial intended to assess the efficacy and safety of vidutolimod in combination with nivolumab for the treatment of patients with anti-PD-1
refractory melanoma and to potentially support a Biologics License Application (“BLA”) and marketing approval of vidutolimod, which we recognized in May 2021. Future milestone payments will be due upon filing for regulatory approval in each of the United States, Europe and the Far East and for ultimate approval in each of those regions.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our 2020 Annual Report on Form
10-K.
There have been no changes to the critical accounting policies during the nine months ended September 30, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2021, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio.
Foreign currency exchange risk
Our primary exposure to market risk is foreign exchange rate sensitivity to the British Pound. Foreign currency losses were negligible in each of the nine months ended September 30, 2021 and 2020. These foreign currency transaction losses were recorded as a component of general and administrative expense in our condensed consolidated statements of operations. At September 30, 2021, an immediate 5% change in the British Pound exchange rate would not have a material effect on our results of operations.
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
15d-15(e) under
the Exchange Act), as of September 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are not profitable, have never generated any revenue and have incurred losses in each period since our inception. For the years ended December 31, 2019 and 2020, we reported net losses of $28.3 million and $36.9 million, respectively. For the nine months ended September 30, 2021, we reported a net loss of $48.1 million. At September 30, 2021, we had an accumulated deficit of $188.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek marketing approvals for, vidutolimod and future product candidates we may develop.
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

We have filed a shelf registration statement on Form
S-3
(File
No. 333-259353)
with the SEC (the “Shelf Registration Statement”), pursuant to which we may offer and sell, from time to time, shares of our common stock, preferred stock, debt securities, warrants or units in an aggregate amount of up to $150 million. In connection with filing the Shelf Registration Statement, we entered into an Open Market Sale Agreement
SM
(the “2021 Sales Agreement”), with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering of up to $50.0 million through an “at the market” equity offering program under which Jefferies will act as our sales agent. Future sales of securities under the Shelf Registration Statement, including under the 2021 Sales Agreement, could result in dilution of our stockholders and could have a negative impact on our stock price.
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
The results of preclinical studies, preliminary study results, and early clinical trials of vidutolimod and future product candidates may not be predictive of the results of later-stage clinical trials or of the results of clinical trials conducted in other types of cancer or non-cancer
indications. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek regulatory approvals from the FDA or other regulatory authorities. Vidutolimod and future product candidates may not perform as we expect, and we may be unable to demonstrate to the FDA’s satisfaction that vidutolimod or any future product candidates are safe, pure, and potent, or effective for their desired indications. Moreover, while we plan to pursue a first-line therapy approval for vidutolimod, the FDA has discretion to approve our candidate for a second- or later-line indication than we seek. In addition, any negative outcomes or results for one indication could delay or prevent our ability to advance development of the same candidate in a different indication. These setbacks may result in enhanced scrutiny by regulators or institutional review boards (“IRBs”) of clinical trials of product candidates, including vidutolimod, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials, as well as increasing the costs of trials or limiting the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of our product candidates.
Additionally, most of our trials are open-label studies, such as our current Phase 1b, Phase 2 and Phase 2/3 trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, introducing bias in early interpretation of the results. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

•
we may be unable to initiate or complete preclinical studies or clinical trials on time or at all due to the evolving impacts of the ongoing
COVID-19
pandemic, and the spread of
COVID-19
may affect the operations of research sites, CROs, IRBs, or key governmental agencies, such as the FDA, which may delay the development of vidutolimod or any future product candidates;

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

In addition, ongoing disruptions caused by the
COVID-19
pandemic or future pandemics may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, our clinical trials that commenced in 2020 were adversely affected by the
COVID-19
pandemic, resulting in site initiation and patient enrollment delays. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. A suspension or termination of a trial may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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
Identifying and qualifying patients to participate in clinical studies of vidutolimod and future product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing vidutolimod and future product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment or due to other unforeseen factors such as the impact of the ongoing

COVID-19

pandemic. For example, our clinical trials that commenced in 2020 were adversely affected by the

COVID-19

pandemic resulting in patient enrollment delays through September 30, 2021. Patient enrollment delays may continue, and as a result, there can be no assurance that we will be able to report trial results on our anticipated timelines. Further, we may not be able to initiate or continue clinical trials for vidutolimod and future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. For example, with respect to vidutolimod, we cannot be certain of the status of other competitive products in development, whether trial designs and sites for other similar products are more accessible for eligible patients or that we will be able to find enough qualified investigators and sites willing to participate in our trials. In addition, some of our competitors or potential competitors have ongoing clinical trials for product candidates that treat the same indications as vidutolimod, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

The eligibility criteria of our planned clinical trials will further limit the pool of available study participants, as we will require that patients have specific characteristics that we can measure to assure their cancer is at the appropriate level to include them in a study. Additionally, the process of finding patients for our planned clinical trials may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks or lack of benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, the patient referral practices of physicians or as a result of disruptions caused by the ongoing
COVID-19
pandemic. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may further reduce the number of patients who are available for our clinical trials at such clinical trial sites.
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
From time to time, we may publicly disclose interim,
top-line
or preliminary data from our preclinical studies and clinical trials, based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data when we publicly disclose such data. As a result, any interim, top-line
or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or top-line
data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, top-line
and preliminary data should be viewed with caution until the final data are available. In addition, preliminary or interim data from ongoing clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between any preliminary or interim data we disclose and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, top-line
or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business, financial condition, results of operations and prospects.
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
In the event that Merck, Pfizer, BMS, Regeneron or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such CPIs. Additionally, should the supply of products from Merck, Pfizer, BMS, Regeneron or any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us or our collaborators, our clinical collaborations may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.
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
We are subject to risks related to public health crises such as the ongoing
COVID-19
pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which the
COVID-19
pandemic, or ongoing measures in response to the pandemic, may further impact our preclinical studies or clinical trial operations, as well as our supply chain, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity and spread of new strains or variants of the virus, the pace and success of vaccination efforts or the effectiveness of other actions to contain and treat
COVID-19
or its variants. The ongoing
COVID-19
pandemic may also affect or continue to affect employees of third-party contract research organizations (“CROs”) located in affected geographies that we rely upon to carry out our clinical trials. For example, certain of our clinical trials that commenced in 2020 were adversely affected by the
COVID-19
pandemic as a result of delays in enrolling patients. As
COVID-19
or its variants continue to spread, despite current vaccination efforts, around the globe, we may experience additional disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials or absenteeism due to the ongoing
COVID-19
pandemic that reduces site resources;

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

•
changes in local regulations as part of a response to the ongoing
COVID-19
pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

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
Any future negative impact the evolving
COVID-19
pandemic has on patient enrollment or treatment or the development of vidutolimod and future product candidates could cause additional, and potentially costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize vidutolimod and future product candidates, if approved, increase our operating expenses, and have a material adverse effect on our financial results. Since the beginning of the
COVID-19
pandemic, three vaccines for
COVID-19
have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The
COVID-19
pandemic has also caused significant disruptions to the U.S. and global economies. This increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all.
Although we have experienced impacts of the ongoing
COVID-19
pandemic on our business and operations, we cannot currently predict the scope and severity of any additional impacts. If we or any of the third parties with whom we engage were to experience additional shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition. To the extent the
COVID-19
pandemic adversely affects our business and financial results, it may also heighten many of the other risks described in this “Risk Factors” section, such as those relating to the timing and completion of our clinical trials and our ability to obtain future financing.
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
Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval
inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause
inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing
COVID-19
pandemic and may experience delays in their regulatory activities. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.
Even if vidutolimod or any future product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense and limit how we manufacture and market our products.
Any product candidate for which we may obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and comparable foreign regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current good manufacturing practices (“cGMPs”), requirements relating to manufacturing, quality control, quality assurance, applicable tracking and tracing requirements and corresponding maintenance of records and documents, and good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval.
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
If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up
or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates or products. In addition, in the case of CMOs that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
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
We rely on third-party CROs, study sites, clinical investigators and others to conduct, supervise, and monitor our preclinical studies and clinical trials for vidutolimod and future product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our preclinical studies and clinical trials. Although we have agreements governing their activities, we have limited influence over their actual performance and control only certain aspects of their activities. The failure of these third parties to successfully carry out their contractual duties or meet expected deadlines, including as a result of the impact of the ongoing
COVID-19
pandemic, could substantially harm our business because we may be delayed in completing or unable to complete the studies required to support future approval of vidutolimod and future product candidates, or we may not obtain marketing approval for, or commercialize, vidutolimod and future product candidates in a timely manner or at all. Moreover, these agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements our product development activities would be delayed and our business, financial condition, results of operations, stock price and prospects may be materially harmed.
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
The third parties with which we work may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, such third parties are not our employees, and except for remedies available to us under our agreements with such third parties we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, non-clinical,
and preclinical programs. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, if these parties are adversely impacted by the ongoing
COVID-19
pandemic limiting or materially affecting their ability to carry out their contractual duties, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our trials may be repeated, extended, delayed, or terminated; we may not be able to obtain, or may be delayed in obtaining, marketing approvals for vidutolimod and future product candidates; we may not be able to, or may be delayed in our efforts to, successfully commercialize vidutolimod and future product candidates; or we or they may be subject to regulatory enforcement actions. As a result, our results of operations and the commercial prospects for vidutolimod and future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business, financial condition, results of operations, stock price and prospects may be materially harmed.
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
As of September 30, 2021, we had 28 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day
activities and devote a substantial

amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of vidutolimod and future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize vidutolimod and future product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.
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

As of September 30, 2021, our cash, cash equivalents and
available-for-sale
investments were $80.8 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since September 30, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
Date: November 12, 2021

CHECKMATE PHARMACEUTICALS, INC.

By:	/s/ Alan Fuhrman
Alan Fuhrman
Interim President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert Dolski
Robert Dolski
Chief Financial Officer
(Principal Financial Officer)