Form 10-K
period 2021-12-31
Checkmate Pharmaceuticals, Inc.
filed 2022-03-30
CIK 1651431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FOR
M 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal
year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission
file number
001-39425

Checkmate Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4813934
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 Main Street , 2nd Floor Cambridge , MA	02142
(Address of Principal Executive Offices)	(Zip Code)
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
of the Exchange Act.

Large a ccelerated f iler	☐	Accelerated filer	☒

Non-a ccelerated f iler	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.
☐
Indicate by
checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
.
☐
Indicate by
check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate
market value of the registrant’s common stock held by
non-affiliates
of the registrant as $124,028,535 as of June 30, 2021 (based on a closing price of $ 5.96 per share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate
common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of
March 29, 2022, the total number of shares outstanding of the registrant’s Common Stock was 21,630,627 shares.
Documents Incorporated by Reference:
Part III of this
Annual Report on Form
10-K
incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form
10-K,
the Proxy Statement is not deemed to be filed as part of this Form
10-K.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

•
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future. We may never achieve or sustain profitability.

•
A pandemic, epidemic, or outbreak of an infectious disease, such as the global novel coronavirus disease 2019
(“COVID-19”)
pandemic, has, and may in the future, materially and adversely affect our business, including our preclinical studies, clinical trials, third-parties on whom we rely, our supply chain, our ability to raise capital, and our financial results.

•
We have never generated any revenue from product sales, and our ability to generate revenue from product sales and become profitable will depend significantly on our success in achieving a number of goals and on other factors.

•
We require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate all or a significant portion of our research and product development efforts, including one or more of our clinical trials.

•	There are substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

•	We are heavily dependent on the success of vidutolimod (formerly CMP-001), our only current product candidate.

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

•
Difficulty in enrolling patients has caused delays to our ongoing clinical trials of vidutolimod and could further delay ongoing trials or prevent or delay other clinical trials for vidotolimud or future product candidates. We have had difficulty enrolling patients due primarily to the
COVID-19
pandemic, and may continue to find it difficult to enroll patients in our ongoing clinical trials or any subsequent trials that we may conduct.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on
Form 10-K
contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Annual Report on
Form 10-K,
including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions, or the negative of these terms, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements include, among other things, statements about:

•	our current expectations and anticipated results of operations;

•	our ability and need to raise additional funding and our ability to continue as a going concern;

•
the timing and the success of preclinical studies and clinical trials of vidutolimod and any future product candidates, including our current Phase 2 trial for anti-PD-1
refractory melanoma, our current randomized Phase 2/3 trial for first-line melanoma, and our current Phase 2 proof of concept trial in advanced head and neck squamous cell carcinoma (“HNSCC”) and our currently anticipated Phase 2 proof of concept, multi-indication trial in refractory cutaneous squamous cell carcinoma (“CSCC”) and Merkel cell carcinoma (“MCC”);

•	the ongoing impact of the COVID-19 pandemic on our business and the timing and enrollment of our clinical trials;

•
our ability to enroll and conduct successful clinical trials or the timing or likelihood of obtaining regulatory approval for vidutolimod or any future product candidates that we may identify or develop;

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

•
our ability to maintain and establish collaborations and strategic relationships, including our clinical trial collaborations with Bristol-Myers Squibb Company (“BMS”) and Regeneron Pharmaceuticals, Inc. (“Regeneron”);

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

•
our use of proceeds from our initial public offering (“IPO”) and any other fundraising and our expectations regarding our estimated expenses, the sufficiency of our cash resources, our expected cash runway and our need for additional financing; and

•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”
The forward-looking statements in this Annual Report on Form
10-K
represent our views as of the date of this Annual Report on Form
10-K.
We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form
10-K.
We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise, including the potential impact of any mergers, acquisitions, divestitures or other events that may be announced after the date hereof. We may from time to time provide estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. These estimates involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Annual Report on Form
10-K.

PART 1
All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Checkmate,” the “Company,” “we,” “us” and “our” refer to Checkmate Pharmaceuticals, Inc. and its subsidiary.
Item 1. Business.
Overview
We are a clinical-stage biotechnology company focused on developing and commercializing our proprietary technology to harness the power of the immune system to combat cancer. Our product candidate, vidutolimod, is an advanced generation Toll-like receptor 9 (“TLR9”) agonist delivered as a non-infectious
biologic virus-like particle (“VLP”) utilizing a
CpG-A
oligonucleotide as a key component. When injected into a tumor, vidutolimod is designed to trigger the body’s innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor and also tumors throughout the body. In a clinical trial of vidutolimod in combination with a systemic checkpoint inhibitor (“CPI”) in patients with melanoma whose tumors were unresponsive or no longer responsive to a CPI, we observed a best objective response rate (“ORR”) of 28% (27/98), including post-progression responders. Most notably, we also observed a monotherapy response of 22.5% (9/40), including post-progression responders, in a similar setting. We have assembled a strong management team and infrastructure to evaluate vidutolimod across multiple tumor types in combination with other immunotherapy agents. Our founder, Art Krieg, first reported the discovery of immunostimulatory cytosine-phosphate-guanine(“CpG”) DNA in 1995, which, combined with the discovery of TLR9, led to the recognition that synthetic
CpG-A
oligonucleotides have the ability to stimulate the TLR9 receptor for therapeutic purposes. Our goal is to establish vidutolimod as a foundational immuno-oncology therapy that engages the innate immune system to fight cancer and improve outcomes for patients with a broad range of solid tumors.
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
We believe that the distinct mechanism of action of vidutolimod, along with its structure as a VLP, leads to the activation of innate immunity in a way that initiates or restores a systemic adaptive immune response with anti-tumor T cells.
Our top priorities are to (1) advance the clinical development of vidutolimod toward marketing authorizations for the treatment of melanoma, and (2) develop vidutolimod for use across other relevant tumor types and indications. We are conducting a
Phase 2 trial of vidutolimod in combination with nivolumab, or OPDIVO, in anti-PD-1
refractory melanoma. We believe that data from this trial, if successful, could help support submission of a Biologics License Application (“BLA”). We are also conducting a randomized Phase 2/3 trial of vidutolimod in combination with nivolumab in first-line melanoma. In addition to these studies in melanoma, we are evaluating new indications. including conducting a Phase 2 proof of concept trial of vidutolimod in combination with pembrolizumab, or KEYTRUDA, in recurrent/metastatic head and neck squamous cell carcinoma (“HNSCC”), and a separate, multi-indication study evaluating vidutolimod in combination with cemiplimab in non-melanoma
skin cancers cutaneous squamous cell carcinoma (“CSCC”) and Merkel cell carcinoma (“MCC”).

Our completed Phase 1b trial evaluated vidutolimod in subjects with advanced anti-PD-1
refractory melanoma in combination with pembrolizumab and as a monotherapy. At the 2021 annual meeting of the Society for the Immunotherapy of Cancer (“SITC”), we reported a best ORR of 28% (27/98), including post-progression responders, when vidutolimod was combined with pembrolizumab. Treatment related adverse events were generally manageable, the most common consisting of flu-like
symptoms and injection site reactions.
We also supported an investigator-sponsored Phase 2 trial with vidutolimod in combination with nivolumab in the pre-surgery,
or neoadjuvant, setting in patients with resectable Stage III melanoma not previously treated with
PD-1
blockade. Updated results from this study were posted to clinicaltrials.gov (NCT03618641) on September 16, 2021 with a Pathological Response (pCR, pMR, and pPR) of 67%, a pathological Complete Response (“pCR”) rate of 47%, and a Major Pathological Response (“MPR”) (pCR and pMR), rate of 57%. We believe these pathologic response rates in the neoadjuvant setting support the development of vidutolimod in other anti-PD-1
naïve melanoma indications, such as first-line melanoma, which we are pursuing in a clinical trial. Historical data from clinical trials of other TLR9 agonists in combination with anti-PD-1
antibodies in
anti-PD-1
naïve metastatic or unresectable melanoma have shown objective response rates ranging from 49 to 76% as compared to an average of only 34 to 40% with anti-PD-1
therapy alone. We expect that we will be required to conduct a randomized trial comparing vidutolimod in combination with standard of care immunotherapy that includes
PD-1
blockade versus the same standard of care immunotherapy alone if we pursue marketing authorization in the future in neoadjuvant melanoma. The FDA has granted vidutolimod a TLR9 agonist Orphan Drug Designation for the treatment of Stages
IIb-IV
melanoma and Fast Track designation for unresectable Stage III or Stage IV melanoma and unresectable or metastatic melanoma refractory to prior anti-PD-1
blockade.
To date, vidutolimod has been studied in more than 250 melanoma patients in clinical trials. Based on the clinical data we have generated to date, including the generally manageable adverse events we have observed, we believe there is an opportunity for vidutolimod to be developed as a differentiated immuno-oncology therapy. On the strength of the clinical results observed in multiple settings of melanoma, we are conducting additional trials with vidutolimod in combination with anti-PD-1
antibodies. The following table sets forth the current status of our existing clinical trials evaluating vidutolimod in melanoma as well as our expansion into new indications including HNSCC and non-melanoma
skin cancers.
Clinical Pipeline

We believe the novel mechanism of action of vidutolimod creates significant potential to synergize with CPIs in two unique ways: (1) through the Type A class of CpG molecule, and (2) through the immunostimulatory effects of the VLP. To our knowledge, vidutolimod is the only investigational
CpG-A
class TLR9 agonist in clinical trials, and we believe the
CpG-A
class differs from other CpG classes in clinical development in their ability induce high levels of IFN-α.
CpG-A
oligonucleotides contain a native phosphodiester DNA
backbone that is cleaved during TLR9 activation in order to generate the strongest possible IFN-α production. In contrast, the
CpG-B
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
We believe our VLP technology confers unique properties that enhance therapeutic immune stimulation. We plan to explore the applicability of our VLP technology as we pursue other innate immune targets beyond TLR9. In addition to our internal drug discovery and development efforts, we may explore potential strategic collaborative relationships, partnerships, acquisitions and licensing opportunities to enhance the development of our current programs and potentially access additional novel product candidates in the future.
To support our business efforts, we have assembled a management team with extensive experience in pharmaceutical and biologic discovery, development and commercialization at leading biopharmaceutical and biotechnology companies including Biogen, Bristol Myers Squibb, Coley, Human Genome Sciences, Eli Lilly, Novartis, Pfizer, Takeda, Moderna and Amgen.
Vidutolimod
Vidutolimod consists of two components: (1) a capsid protein that is produced by fermentation and derived from a QBeta RNA bacteriophage and (2) a
CpG-A
DNA oligonucleotide that is manufactured by solid phase synthesis. These two components are combined together under controlled conditions where they self-assemble to form the VLP.
To date, vidutolimod is the only
CpG-A
oligodeoxynucleotide in clinical development and is differentiated in several important ways from other clinical stage TLR9 agonists, which are
CpG-C
oligodeoxynucleotides. We believe these differences have resulted in encouraging and differentiated clinical data.
First,
CpG-A
oligodeoxynucleotides are structurally distinct from
CpG-C
oligodeoxynucleotides, and are designed to induce a higher level of IFN-α. In contrast,
CpG-C
induce less IFN-α and more inflammatory cytokines and
IL-10.
Second, the
CpG-A
in vidutolimod is packaged in an immunogenic virus-like particle (VLP). A facilitating antibody response develops to the VLP, which is taken up by the target cells (plasmacytoid dendritic cells, or pDCs) through a specific receptor, Fc
g
RIIA (CD32), that provides an additional positive signal to the pDC. In animal models, delivery via the VLP has enhanced the regression of non-injected,
distant tumors.
We believe that the clinical data we have generated with vidutolimod, both in monotherapy and in combination with
PD-1
blockade, demonstrate compelling
proof-of-concept
consistent with the distinct molecular structure. In our Phase 1b study, vidutolimod treatment in patients with anti-PD-1
refractory melanoma resulted in an ORR of

20% (8/40) by RECIST v1.1, and 22.5% (9/40) when including post-progression responders. In combination with pembrolizumab in patients with
PD-1
refractory melanoma, the ORR was 23% (23/98) by RECIST v1.1, and 28% (27/98) when including post-progression responses. The median duration of response for monotherapy was 5.6 months and 25.2 months for the combination of vidutolimod and pembrolizumab. Furthermore, we believe that vidutolimod is the only TLR9 agonist to date to demonstrate compelling evidence of single-agent activity, despite the modest duration of response. Finally, we believe vidutolimod is the only TLR9 agonist to date to demonstrate compelling activity in combination with
PD-1
blockade as neoadjuvant treatment in patients with high-risk, Stage III neoadjuvant melanoma.
Based upon the totality of the data generated to date, we are developing vidutolimod in combination with
PD-1
blockade in melanoma and other tumor types. We believe our combination strategy based on anti-PD-1
antibodies, with or without other CPIs, is scientifically sound based on published studies suggesting that TLR9 agonists upregulate
PD-1
on the surface of T cells and our data demonstrating a longer duration of response for vidutolimod in combination with pembrolizumab relative to vidutolimod monotherapy.
Mechanism of Action of vidutolimod
The human immune system possesses an innate ability to recognize and attack a wide variety of pathogens, including bacteria, viruses, fungi and parasites, as well as an ability to continuously surveil for dead, dying and diseased tissue. Like humans, bacteria and some viruses have DNA that encode their genome. Unlike humans, however, the DNA of viruses and bacteria has a distinct molecular structure with unmethylated CpG DNA which activates dedicated TLR9 receptors in pDCs. CpG DNA are relatively common in bacterial and viral DNA but are suppressed and methylated in human and other vertebrate DNA.
Once in an activated state, pDCs secrete large quantities of IFN-α to put the innate and adaptive immune system in a position to fight off infections and foreign bodies, such as tumors. This activation is critical since, in their resting, unactivated state in the microenvironment of many solid tumors, pDCs play an immunoinhibitory role in which they protect tumors from immune attack. We believe that vidutolimod can reverse this unfavorable pDC phenotype present in many tumors by causing these innate immune cells to trigger the body’s adaptive immune system, leading to a tumor-specific, T cell response.
Vidutolimod is structurally and biologically distinct from other TLR9 agonists in clinical development. It consists of unmethylated
CpG-A
DNA on a natural phosphodiester backbone and self-aggregates into
G-quadruplex
structures that are encapsulated in a virus-like particle to make it appear like a virus to pDCs. The graphic below illustrates the hypothetical mechanism of action of vidutolimod.
Unactivated pDCs can be recruited into tumors and protect them from immune attack. Injections of vidutolimod cause an antibody response to the VLP, which has been shown in preclinical studies to enhance the uptake of antibody-coated vidutolimod into pDCs through the activating Fc receptor, CD32. These studies also demonstrated that the VLP enhanced the systemic effect of the
CpG-A
beyond that of unencapsulated
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

Our Development Strategy for Vidutolimod
Our clinical development strategy for vidutolimod is focused on two key pillars. First, on the strength of our clinical data to date, we intend to continue advancing clinical development toward a regulatory submission seeking approval of vidutolimod for the treatment of advanced melanoma. Second, because we believe that the mechanism of action for vidutolimod and the potential to enhance the effectiveness of
PD-1
blockade are not limited to melanoma, we intend to develop vidutolimod in other relevant tumor types and indications, with an initial focus on head and neck cancer and non-melanoma
skin cancers.
Clinical Data Supporting Our Vidutolimod Development Plan
We based our development plan on clinical data from three data sets:

1.	Vidutolimod in combination with pembrolizumab in patients with PD-1 refractory melanoma.

2.	Vidutolimod monotherapy in patients with PD-1 refractory melanoma.

3.	Vidutolimod in combination with nivolumab in patients with PD-1 naïve neoadjuvant melanoma.
These data, which are described in further detail below, show that vidutolimod has been generally well-tolerated, and has demonstrated anti-tumor activity in patients as monotherapy in
PD-1
refractory melanoma, and in combination with
PD-1
blockade in both
PD-1
refractory and
PD-1
naïve, neoadjuvant melanoma. While there has not been a
head-to-head
clinical trial comparing the vidutolimod and
anti-PD-1
therapy combination with single agent
anti-PD-1
therapy, we believe that the data generated to date supports further clinical evaluation of combinations that include vidutolimod and
PD-1
blockade.
Cutaneous Melanoma
Cutaneous melanoma is a particularly dangerous form of cancer because of its ability to spread to other organs rapidly if not surgically removed at an early stage, as well as low response rates and limited durability of response when treated with commonly used chemotherapeutics. In 2021, melanoma of the skin was estimated to be the fifth most diagnosed cancer, and to account for approximately 1% of all skin cancers in the United States. Estimates by the American Cancer Society of new diagnoses and deaths in 2022 as a result of melanoma in the

United States are 99,780 and 7,650 respectively. Most cases of melanoma are diagnosed at an early-stage and can often be cured with surgery alone. Patients diagnosed with early-stage melanoma typically have a five-year survival rate of 99%. More advanced melanoma can result in widespread metastasis to organs, including the skin, lung, brain, liver or intestines, and is less responsive to systemic therapy. Until the introduction of CPIs, treatment for metastatic melanoma primarily included surgery, radiation therapy, chemotherapy, interferon, or a combination of these treatments. According to data from the Surveillance, Epidemiology, and End Results (“SEER”) program, the five-year survival rate for metastatic melanoma patients is only about 25%. Despite the significant rates of responses achieved with CPIs compared to historical standards of care in patients with metastatic melanoma, a large portion of patients still do not respond to immunotherapy and only about half of all melanomas have genetic mutations that make them suitable for treatment with targeted therapies. Therefore, additional novel therapies are needed to expand the potential of immunotherapy to more patients.
Based on key opinion leader discussions, we believe a substantial proportion of patients with melanoma have at least one lesion that is accessible for intratumoral injection. These include cutaneous and sub-cutaneous
lesions as well as palpable lymph nodes. To the extent that injection of a single lesion has been shown to have a systemic (abscopal) effect, patients with a single accessible lesion may be candidates for treatment with drugs administered by intratumoral injection. In melanoma clinical trials with vidutolimod, injections have often been performed in outpatient clinics, by physicians, nurse practitioners, and physician assistants—often without the need for any imaging to assist in the procedure. These injections have been generally described to be similar to subcutaneous injections with various agents.
Phase 1b Study of Intratumoral Vidutolimod in Patients with
anti-PD-1
Refractory Melanoma
In October 2015, we initiated a
two-part
Phase 1b clinical trial to assess the effects of intratumoral vidutolimod in adult patients with advanced melanoma. In this trial, vidutolimod was administered intratumorally in combination with intravenous pembrolizumab in Part 1 and as monotherapy in Part 2. Vidutolimod was assessed across five dose levels, two dose schedules, and formulations (with different polysorbate 20 (“PS20”)) which were subsequently found to be above (PS20A) and below (PS20B) the critical micelle concentration. Treatment with vidutolimod as monotherapy and in combination with pembrolizumab was generally well-tolerated. Furthermore, vidutolimod reversed or overcame resistance to anti-PD-1
therapy in some patients with melanoma that progressed on prior anti-PD-1
therapy. We believe these data provide the foundation to pursue further Phase 2 studies with vidutolimod in combination with an anti-PD-1
antibody in patients who have metastatic or unresectable melanoma, particularly those with disease progression despite prior treatment with
PD-1
blockade.
Adult patients with metastatic or unresectable melanoma who did not respond or had disease progression after at least four doses of treatment that included
PD-1
blockade were eligible for enrollment in the trial. The objectives in Part 1 of the study were to determine the recommended dose and schedule of vidutolimod when given in combination with pembrolizumab, and to assess and describe the safety profile, pharmacodynamics, and anti-tumor activity of the combination. The objectives of Part 2 were to evaluate the safety and anti-tumor activity of vidutolimod monotherapy. Clinical benefit was assessed through measurements of objective tumor response and duration of response every 12 weeks by the site investigators according to Response Evaluation Criteria in Solid Tumors (“RECIST”) v1.1. Patients with progressive disease were allowed to continue study treatment at the discretion of the investigator. Patients with progressive disease on vidutolimod monotherapy had the option to receive vidutolimod in combination with pembrolizumab.
Between April 14, 2016, and February 27, 2020, we enrolled 159 patients to treatment were treated with vidutolimod + pembrolizumab in Part 1 and 40 patients to treatment with vidutolimod monotherapy in Part 2. A final clinical data cutoff was completed on August 17, 2021, and we presented a final analysis of the study for Parts 1 and 2 at the Society for Immunotherapy of Cancer (SITC) 2021 Virtual Meeting held from November
10-14,
2021. The safety of vidutolimod administered either in combination with pembrolizumab or as monotherapy will continue to be evaluated in a Treatment Extension, which was available to patients who were receiving treatment in Part 1 or Part 2. These patients were allowed to continue their current treatment regimen at the discretion of the treating investigator with reduced study assessments focused on the collection of safety data. At the time of the data cut-off,

8 (5.0%) patients in Part 1 and 4 (10%) patients in Part 2 remained on study treatment.
Part 1—Combination Treatment with Vidutolimod and Pembrolizumab
As of August 17, 2021, 159 patients had been enrolled in Part 1 of this study Vidutoimod was given intratumorally in combination with pembrolizumab, which was administered intravenously every three weeks according to the KEYTRUDA US Prescribing Information. The median age of the patients was 64 years and 56% were male. The median number of prior therapies was two (with a range of one to eight), and all patients received one or more prior regimens containing

PD-1

blockade. Seventy-five percent (119/159) of patients received monotherapy

PD-1

blockade and 50% (80/159) received

PD-1

blockade in combination with other agents. Forty-seven percent of the patients had prior ipilimumab as a single agent and/or in combination with other drugs. The best response to prior therapy that included

PD-1

blockade was progressive disease (“PD”) in 43% of the patients, stable disease (“SD”) in 31% of the patients, partial response (“PR”) in 13% of patients, complete response (“CR”) in 4% of patients, and unknown in 8%. Prior to enrollment, the last response assessment on prior

PD-1

blocking antibody therapy was PD in 93% of patients, SD in 3% and unknown in 4%. Sixty-five percent of patients had an Eastern Cooperative Oncology Group (“ECOG”) performance status of zero and 35% had an ECOG performance status of one.

Thirty-six

percent had melanoma with a BRAF mutation. The lactate dehydrogenase (“LDH”), an adverse prognostic factor in patients with melanoma, was elevated in 42% of patients at baseline. We previously reported that the baseline disease locations in patients enrolled to the study included skin only in 8% of patients, lymph nodes (with or without skin lesions) in 19%, soft tissue (with or without skin lesions or lymph node metastases) in 13%, bone (with or without skin, lymph nodes, or soft tissue but without visceral metastases) in 4%, and any visceral metastases in 55%.
Anti-tumor Activity
Of the 159 patients enrolled in Part 1, 98 patients initiated treatment using intratumoral vidutolimod with PS20A (PS20 concentrations of 0.005 – 0.01%) and 61 patients with PS20B (0.00167%). In the 98 patients who initiated treatment with intratumoral vidutolimod PS20A in combination with pembrolizumab, we reported at the SITC 2021 meeting a best ORR by RECIST v1.1 of 23% (23/98), and the median duration of response was 25.2 months. The ORR when including patients with a partial or complete response to continued treatment after initial disease progression was 28% (27/98). The best ORR by RECIST v1.1 in the 61 patients who initiated treatment with intratumoral vidutolimod PS20B was 11% (7/61), and the median duration of response was 11.4 months. Based on these data demonstrating a numerically higher ORR and longer duration of response, and based on additional preclinical studies supporting improved biodistribution and pharmacologic activity with the polysorbate 20 concentration above the critical micelle concentration, the PS20A formulation was selected for subsequent development. A publication in 2020 from the

KEYNOTE-002

study reported that six patients out of 78 (7.7%) achieved an objective response with continued pembrolizumab treatment after initial disease progression. Based on this report, we believe that a response rate above 8% would be indicative of a treatment effect beyond that of anti-PD-1

monotherapy treatment continued after disease progression.
Based on the data from this study, we believe we have demonstrated proof of concept for vidutolimod in combination with pembrolizumab in the

PD-1

refractory melanoma patient setting based on the results from this trial.
We believe that the response rate and durability of response observed with vidutolimod treatment in combination with pembrolizumab in these patients provides strong evidence that vidutolimod administered intratumorally in combination with

PD-1

blockade has the potential to address the unmet medical need for patients with melanoma that is progressing despite administering a

PD-1

blockade. The activity of vidutolimod in combination with pembrolizumab was observed in both injected and non-injected

target lesions, as shown in the figure below. The magnitude of regression between the injected and non-injected

lesions was similar. In these responding patients, the mean regression across all injected target lesions was 72% and the mean regression across all non-injected

target lesions was 63%.

Vidutolimod + Pembrolizumab in
Anti-PD-1
Refractory Melanoma: Regression in Injected and Noninjected Lesions

Safety Results
As of the data
cut-off
date of August 17, 2021, all but three of the 159 patients enrolled in Part 1 of the Phase 1b clinical trial had experienced at least one adverse event assessed as treatment-related to combination of pembrolizumab and vidutolimod by the investigator. As reported at the SITC 2021 meeting, the most common adverse events included flu-like
symptoms and injection site reactions and typically were Grade 1 or 2. Treatment-related adverse events reported in at least 20% of patients included: chills (119 patients, 75%); pyrexia (98 patients, 62%); fatigue (85 patients, 53%); nausea (77 patients, 48%); vomiting (50 patients, 31%); injection site pain (49 patients, 31%); headache (48 patients, 30%); back pain (34 patients, 21%); and hypotension (33 patients, 21%). Based on the highest adverse event grade observed, 55 patients (35%) experienced one or more treatment-related adverse events of Grade 3, and 4 patients (3%) experienced at least one treatment-related adverse event of Grade 4. No Grade 5 treatment-related adverse events were observed. The most common Grade 3 or 4 treatment-related adverse events reported in at least three patients included hypotension (n=11, 7%), hypertension (n=8, 5%), chills, back pain (n=5 each, 3%), increased AST, hypoxia, pyrexia (n=4 each, 3%), anemia, increased ALT, arthralgia, and hypophosphatemia (n=3 each, 2%).
Twenty-six
patients (16%) experienced one or more treatment-related serious adverse events (“SAEs”), which included hypotension (n=7, 4.4%); pyrexia, cytokine release syndrome, muscular weakness (each n=2, 1.3%); adrenal insufficiency, arthritis, aspartate aminotransferase increase, atrial fibrillation, basal ganglia infarction, bronchitis, cardiac congestive failure, chills, confusional state, deep vein thrombosis, diarrhea, disseminated intravascular coagulation, encephalopathy, eye inflammation, fatigue, generalized edema, hemorrhage intracranial, nausea, edema peripheral, peripheral ischemia, pneumonitis, tumor pain, and vomiting (each n=1 patient, 0.6%).Sixteen patients (10%) discontinued either vidutolimod and/or pembrolizumab treatment(s) due to an adverse event. Adverse events leading to treatment discontinuation which were considered related to treatment included pneumonitis (n=2), and duodenitis, dyspnea, injection site abscess, injection site pain, pancreatitis, injection related reaction, disseminated intravascular coagulation, colitis, diarrhoea, generalized edema, atrial fibrillation, and muscular weakness (n=1 each).

Part 2—Monotherapy Treatment with vidutolimod
As of the data
cut-off
date of August 17, 2021, 40 patients were treated with intratumoral vidutolimod monotherapy at initial doses of 5 mg or 10 mg. The median age of the patients was 68 years and 65% were male. The median number of prior lines of treatment was two (with a range of one to seven). Lactate dehydrogenase was elevated in 45% of the patients and 30% had a BRAF mutation. The ECOG PS was 0 in 50% and 1 in 50% of the patients. The last response on therapy containing a
PD-1
blocking antibody was progressive disease in 80% (32 patients), stable disease in 10% (4 patients), partial response in 5% (2 patients), and unknown in 5% (2 patients). The best response on therapy containing a
PD-1
blocking antibody was progressive disease in 23% (9 patients), stable disease in 45% (18 patients), partial response in 10% (4 patients), complete response in 7.5% (3 patients), and unknown in 15% (6 patients). Forty-three percent of the patients (17 patients) received prior treatment with ipilimumab as a single agent and/or in combination with other agents.
Anti-tumor Activity
At the SITC 2021 meeting, we reported a best ORR by RECIST v1.1 of 20% (8/40), and the median duration of response was 5.6 months. The ORR when including patients with a partial or complete response to continued treatment after initial disease progression was 22.5% (9/40). While we believe the monotherapy activity of vidutolimod observed in patients is compelling, the substantially longer duration of response with vidutolimod in combination with
PD-1
blockade provides strong rationale for our plan to focus subsequent development of vidutolimod in combinations that include
PD-1
blockade.
Safety Results
As of August 17, 2021, 38 (95%) of the 40 patients had at least one treatment-related adverse event. The most common adverse events (reported in at least 20% of patients) deemed to be treatment-related to single-agent vidutolimod included chills (24 patients, 60%); pyrexia (20 patients, 45%); nausea (19 patients, 48%); fatigue (15 patients, 38%), headache (13 patients, 32.5%), hypotension and pruritis (11 patients, 27.5%); back pain, (10 patients, 25%); and vomiting (9 patients, 23%). Nine patients (23%) experienced one or more treatment-related Grade 3 adverse events, which included hypotension (2 patients, 5%), and increased ALT, increased AST, bone pain, bradycardia, breast ulceration, flank pain, headache, hypertension, injection-related reaction, pyrexia, rash, spinal pain, and syncope (each in 1 patient, 2.5%). There were no Grade 4 or 5 treatment-related adverse events reported at the time of data cut-off.
Six patients (15%) experienced one or more treatment-related SAEs. SAEs considered related to study treatments included hypotension (3 patients, 7.5%) and bradycardia, chills, cytokine release syndrome, dizziness, headache, nausea, pemphigoid, presyncope, rash, and syncope (each in 1 patient, 2.5%). Three patients discontinued study treatment due to adverse events considered related to study treatment including one subject who had bradycardia, hypotension, and presyncope, one subject who had an injection site rash, and one subject who had headache, nausea, and two chills.
Investigator-sponsored Clinical Trial of Vidutolimod in Combination with Nivolumab in
PD-1
Naïve Neoadjuvant Melanoma Patient Setting
We supported an investigator-sponsored clinical trial in
PD-1
naïve neoadjuvant melanoma. In August 2018, investigators at the University of Pittsburgh Medical Center began a trial to evaluate vidutolimod in combination with nivolumab as neoadjuvant therapy in patients with resectable melanoma not previously treated with
PD-1
blockade. Data from this trial, as described below, have shown that vidutolimod in combination with nivolumab resulted in a high pathologic response rate, including pCR and MPR rates, was generally well-tolerated and no delays or complications related to study drug therapy were reported. We believe the high pathologic response rate observed in this investigator-sponsored trial, combined with the generally manageable adverse events we have observed in our clinical trials of vidutolimod, provide supporting evidence for the potential of vidutolimod in combination with
PD-1
blockade in patients with melanoma naïve to
PD-1
blockade in both the neoadjuvant and first-line metastatic/unresectable settings.

Trial Design and Endpoints
Eligible patients had resectable Stage IIIB, IIIC, or IIID melanoma and had not received prior treatment that included
PD-1
blockade. The trial design consisted of weekly doses of vidutolimod for seven consecutive weeks in combination with three doses of nivolumab at two-week
intervals. Patients then underwent surgical resection and recovery between weeks eight and 10, after which they were to receive adjuvant nivolumab in combination with vidutolimod administered subcutaneously into the area of the tumor-draining of lymph nodes for up to 54 weeks.
The primary endpoint of this trial was to evaluate MPR in patients with stage IIIB/C melanoma following 7 weeks of nivolumab and injected vidutolimod. The secondary objectives were to evaluate safety, relapse-free survival (RFS), and overall survival (OS) after 52 weeks of nivolumab/ vidutolimod combination. Data were presented on November 11, 2020 at the 35th Annual Meeting of The Society for Immunotherapy of Cancer and posted to ClinicalTrials.gov (NCT03618641) on September 16, 2021. As of the posting date of September 16, 2021, 34 patients were enrolled in the trial, and 30 completed neoadjuvant treatment and surgery and were evaluable for the primary endpoint. Patients had a median age of 64.5 years (with a range from ages
53-71).
Sixteen male and 14 female patients were included in the efficacy analysis for pathological response.
Anti-Tumor Activity
The Pathologic Response rate in the 30 evaluable patients was 67%, including pCR of 47% (14/30), pMR of 10% (3/30), and pPR of 10% (3/30). The MPR (pCR and pMR) rate was 57%, and 10 patients (33%) did not have a pathological response (pNR). These data were independently reviewed. In data reported at the 2020 SITC annual meeting, the landmark
1-year
RFS was 90% in patients with a pathological response.
Biopsies from patients with a pathological response to vidutolimod in combination with nivolumab showed increased density of intratumoral cluster of differentiation 8 (“CD8+”) and T cells and immunophenotyping studies revealed an increased fraction of circulating CD8+Ki67+ T cells in the blood, suggesting that treatment with vidutolimod and nivolumab was able to activate CD8+ T cells and facilitate T cell infiltration of the tumor microenvironment. Additional studies demonstrated a rim of CD303+ pDCs surrounding non-viable
tumor in biopsies from some patients. We believe this is important, as tumors that exclude T cells are less likely to respond to immunotherapy with
PD-1
blockade, and the potential involvement of pDCs supports our proposed mechanism of action for vidutolimod.
Safety Results
In data reported at the 2020 SITC annual meeting, treatment with vidutolimod and nivolumab was observed to be generally well-tolerated, no dose limiting toxicities were observed, and most treatment related adverse events were Grade 1 or 2, including flu-like
symptoms and injection site reactions. No Grade 4 or 5 treatment related adverse events were observed. One patient with a Grade 4 skin infection (not related to vidutolimod and nivolumab) had a delay in surgery although disease remained resectable. There were no delays in planned surgery due to treatment related adverse events.
As of September 16, 2021, the most common adverse events of all grades reported in at least 20% of patients were investigations—other (28 patients, 82%); chills (22 patients, 65%); hyponatremia (22 patients, 65%); fever (19 patients, 56%); fatigue (18 patients, 53%); anemia (13 patients, 38%); nausea (12 patients, 35%); hypertension (12 patients, 35%); diarrhea (10 patients, 29%); hypophosphatemia (10 patients, 29%); musculoskeletal and connective tissue disorder (10 patients, 29%); general disorders and administration site conditions—other (9 patients, 26%); injection site reaction (9 patients, 26%); hypoalbuminemia (9 patients, 26%); skin and subcutaneous tissue disorders— other (9 patients, 26%); neutrophil count decreased (8 patients, 24%); platelet count decreased (8 patients, 24%); headache (8 patients, 24%); vomiting (7 patients, 21%); pain (7 patients, 21%); hypermagnesemia (7 patients, 21%); hyperuricemia (7 patients, 21%); hypokalemia (7 patients, 21%); arthralgia (7 patients, 21%); hematuria (7 patients, 21%); and proteinuria (7 patients, 21%). Six patients (18%) had a serious adverse event, including restrictive cardiomyopathy; general disorders and administration site conditions—other; immune system disorders—other; soft tissue infection; dyspnea; thromboembolic event (1 patient each, 3%).

Third-Party Neoadjuvant Clinical Trial Data
In a randomized,
non-comparative
trial of neoadjuvant therapy conducted at MD Anderson Cancer Center, four doses of nivolumab administered at two-week
intervals (12 patients) prior to surgery yielded a pCR rate of 25% and ORR of 25% (RECIST v.1.1). In the same study, nivolumab plus ipilimumab administered at three week intervals prior to surgery (11 patients) resulted in a pCR rate of 45% and ORR of 73%. This trial was stopped early due to the inferior outcomes with nivolumab monotherapy and the high rate of Grade 3 or higher adverse events (75%) with the combination. In the
OpACIN-neo
trial conducted by the Netherlands Cancer Institute, 86 patients were randomized and treated in one of three cohorts of nivolumab and combined with ipilimumab at varying doses and schedules. The objective response rate ranged from 35% to 63%, and the pCR rate ranged from 23% to 57% across the cohorts. The rate of Grade 3 or higher adverse events ranged from 20 to 50%, and one of the three cohorts was closed by the Data Safety Monitoring Board for toxicity. The PRADO Trial, which was an extension of the
OpACIN-neo
trial, reported a pCR rate of 50% and an MPR rate of 61% from 99 patients treated with two doses of neoadjuvant ipilimumab (1 mg/kg) and nivolumab (3 mg/kg) at a
3-week
interval prior to surgery.
Twenty-two
percent of the patients experience a treatment-related Grade 3 or higher immune-related adverse event. More recently, a neoadjuvant study conducted at MD Anderson and Memorial Sloan Kettering Cancer Centers evaluated neoadjuvant nivolumab and the anti-LAG-3
antibody, relatlimab, and reported a pCR rate of 59% and a pathologic response rate of 73% in 29 evaluable patients.
Twenty-six
percent of patients had a Grade 3 or 4 toxicity with adjuvant treatment following surgery.
Phase 1b Trial of Subcutaneous Vidutolimod In Patients with Advanced Melanoma
Trial Design and Endpoints
In January 2017, we initiated a
two-part
clinical trial of vidutolimod administered subcutaneously in combination with pembrolizumab in patients with advanced melanoma to evaluate whether subcutaneous vidutolimod is a viable route of treatment in combination with
PD-1
blockade. This trial was undertaken to evaluate whether subcutaneous injection near the tumor or in the tumor-draining lymph node bed is able to generate a T cell-specific anti-tumor immune response. To be eligible for this trial, patients were required to have metastatic or unresectable melanoma and have continued disease progression despite at least four doses of treatment that included
PD-1
blockade. The objectives of the trial were to determine the recommended Phase 2 dose of vidutolimod when administered subcutaneously in combination with pembrolizumab, and to assess and describe the safety profile, pharmacodynamics, and anti-tumor activity of the combination. Vidutolimod was to be injected into an area corresponding to the lymphatic drainage for one or more melanoma lesions. Clinical benefit was assessed through measurements of objective tumor response and duration of response every 12 weeks by the site investigators according to RECIST v1.1. Patients with progressive disease were allowed to continue study treatment at the discretion of the investigator.
Trial Status
As of the cutoff date of June 1, 2020, in the Part 1 dose-escalation phase of the trial, 27 patients were administered vidutolimod subcutaneously at doses ranging from 5 mg to 17.5 mg. The highest planned vidutolimod dose was 20 mg. No patients were enrolled in Part 2 of the trial. Given our plan to initiate registration studies with vidutolimod in advanced melanoma, we decided to discontinue this trial.
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

Interim Safety Results
As of the cutoff date, in the Part 1 dose-escalation phase of the trial, 27 patients received vidutolimod SC. All but four patients had at least one adverse event assessed as treatment-related by the Investigator. Most were Grade 1 or 2 adverse events, and included flu-like
symptoms and injection site reactions. Four patients (14.3%) had one or more treatment-related adverse events of Grade 3 or higher which included increased LDH, erythema multiforme, fatigue, pain and tumor pain (1 patient, 4%). One patient (4%) discontinued treatment due to an adverse event of pain due to disease progression that was unrelated to study treatment. Two patients (8%) had a treatment-related serious adverse event. One patient had Grade 3 tumor pain in the abdomen and one had Grade 3 erythema multiforme. Adverse events considered related to study treatment occurring in at least 20% of patients included fatigue (14 patients, 51.9%); chills (6 patients, 22.2%), and nausea (6 patients, 22.2%).
Clinical Development Plans
Our clinical development strategy is to pursue registration of vidutolimod in combinations tht include a
PD-1
blocking antibody for the treatment of patients with advanced melanoma, and to establish proof of concept in other advanced cancers, beginning with HNSCC. To this end, we are conducting four clinical studies:

(1)	a single-arm Phase 2 trial of vidutolimod and nivolumab in patients with anti-PD-1 refractory melanoma;

(2)	a randomized Phase 2/3 trial of vidutolimod and nivolumab vs. nivolumab in patients with first-line melanoma;

(3)	a single-arm Phase 2 proof of concept trial of vidutolimod and pembrolizumab in patients with HNSCC; and

(4)	a multi-indication basket trial currently focused on single arm cohorts of non-melanoma skin cancers (CSCC and MCC) previously treated with PD-1 blockade.
In addition to our studies in melanoma, HNSCC and
non-melanoma
skin cancers, we intend to conduct additional clinical trials to evaluate vidutolimod in combination with
PD-1
blockade in other cancers.
I. Development Plan for Vidutolimod For the Treatment of Melanoma
The first priority in our development strategy is to progress toward registration for the treatment of both first-line and
PD-1
refractory melanoma. We believe that the preliminary data described above provide supportive evidence of vidutolimod’s activity in combination with
PD-1
blockade, and we intend to initiate clinical trials to advance toward applications for marketing authorization for vidutolimod for the treatment of anti-PD-1
refractory melanoma and first-line melanoma.
Collaboration with BMS
On December 7, 2020, we entered into a clinical collaboration with Bristol-Myers Squibb Company (“BMS”), pursuant to which BMS agreed to provide nivolumab for our Phase 2 refractory melanoma study and Phase 2 first-line melanoma study, at its own expense.
Phase 2 Clinical Trial in
Anti-PD-1
Refractory Melanoma
We are conducting Trial
CMP-001-010,
a multicenter, open-label, Phase 2 trial of intratumoral vidutolimod in combination with intravenous nivolumab in patients with anti-PD-1
refractory melanoma. We are conducting this trial at clinical sites in the United States. The primary outcome measure is to determine the confirmed objective response (ORR) based on RECIST v1.1 as assessed by blinded independent central review (BICR). The secondary outcome measures include safety and tolerability, duration of response (DOR), treatment response in non-injected
target lesions, progression-free survival (PFS), overall survival (OS), immune objective response rate (iORR), immune duration of response (iDOR), immune progression-free survival (iPFS), pharmacokinetics, and immunogenicity. The trial is currently recruiting patients and we anticipate approximately 100 patients to be enrolled.
Randomized Phase 2/3 Clinical Trial in First-line Melanoma
We are conducting Trial
CMP-001-011,
a multi-center, Phase 2/3 randomized, active-controlled, open-label trial of intratumoral vidutolimod in combination with intravenous nivolumab versus nivolumab alone in patients with previously untreated advanced or metastatic melanoma. The primary outcome measure for Phase 2 is to determine the confirmed ORR of vidutolimod in combination with nivolumab versus nivolumab monotherapy based on RECIST v1.1 as determined by BICR. The secondary outcome measures for Phase 2 include safety and tolerability. Approximately 140 patients are expected to be enrolled in Phase 2, and if the primary endpoint of Phase 2 is met, the trial may proceed into Phase 3 with a total trial sample size of approximately 450 patients. The primary outcome measure for Phase 3 is to evaluate the PFS of vidutolimod in combination with nivolumab versus nivolumab monotherapy based on RECIST v1.1 as determined by BICR. The secondary outcome measures for Phase 3 include safety and tolerability, OS; confirmed ORR, DOR, and disease control rate (DCR) based on RECIST v1.1 as determined by BICR; treatment response in non-injected
target lesions, iPFS, iDOR, and iORR Trial enrollment is ongoing in the Phase 2 portion of the trial.
We believe that these two melanoma trials could inform and enable a registration strategy in
PD-1
naïve first-line melanoma,
PD-1
refractory melanoma, or both.
Regulatory Status of Melanoma Development Program
In February 2020, we received Orphan Drug Designation for a TLR9 agonist (vidutolimod) for the treatment of Stages
IIb-IV
melanoma.
In March 2020, we met with the FDA to discuss the potential for pursuing accelerated approval of vidutolimod based upon the single-arm
trial in
anti-PD-1
refractory melanoma described above, and to pursue full approval in
CPI-naïve
first-line melanoma based upon a randomized trial comparing vidutolimod in combination with
PD-1
blockade vs.
PD-1
blockade alone. With respect to our plans to seek accelerated approval in anti-PD-1
refractory melanoma, the FDA indicated that we would likely be required to provide ORR data from a randomized trial to assess the contribution of individual components to the effect of the combination. In July 2020, we received Fast Track designation for vidutolimod in combination with a
PD-1
blocking antibody (nivolumab or pembrolizumab) for the initial treatment of patients with unresectable or metastatic melanoma refractory to prior anti-PD-1
blockade. We plan to generate ORR data from the randomized, controlled trial in first-line melanoma described above, but there is no guarantee that such ORR data will support a BLA seeking accelerated approval of vidutolimod in anti-PD1
refractory melanoma.
We intend to seek data exclusivity or market exclusivity for our product candidates provided under the Federal Food, Drug and Cosmetic Act (“FDCA”) and similar laws in other countries. We believe that vidutolimod could qualify for 12 years of data exclusivity, from the date of approval, under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the Patient Protection and Affordable Care Act. Under the BPCIA, a BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products.
II. Develop Vidutolimod For Use Across Other Tumor Types and Indications
We believe vidutolimod has the potential to be developed for any cancer type where
PD-1
blockade has shown some degree of efficacy, but where significant unmet medical need remains. We are conducting a clinical trial in

HNSCC in patients who have not yet received treatment with
PD-1
blockade. We are conducting a basket study of vidutolimod and cemiplimab in
PD-1
refractory CSCC and MCC patient cohorts. We are also supporting a small number of investigator-sponsored studies in melanoma and other cancers.
Vidutolimod and Pembrolizumab in
PD-1
Naïve HNSCC
HNSCC represents a number of different malignant tumors that develop in or around the throat, larynx, nose, sinuses and mouth, and accounts for approximately 3.6% of all cancers in the United States. Most head and neck cancers are squamous cell carcinomas. According to the American Cancer Society, there will be an estimated 54,000 new diagnoses and approximately 11,230 patients will die as a result of head and neck cancer in the United States in 2022. According to the American Cancer Society, the five-year survival rate for HNSCC is approximately 65%. Treatments for HNSCC include surgery, radiation therapy, chemotherapy, targeted therapy, immunotherapy, or a combination of treatments. HNSCC tumors are an attractive setting for immunotherapy clinical research as they have a high tumor mutation burden leading to the expression of a number of tumor-specific antigens that could lead to recognition by the adaptive immune system and killing of the tumor by tumor-specific T cells. While nivolumab was approved for treatment of patients with recurrent and metastatic HNSCC with ORR of 13.3% and pembrolizumab was approved for first-line treatment of HNSCC with ORR of 19%, based on the ORR for these agents, we believe there is a significant unmet clinical need for new treatment options.
We are conducting a Phase 2 trial of vidutolimod and pembrolizumab in patients with HNSCC that have not been previously treated with
PD-1
blockade. Eligible patients for this trial are expected to have recurrent or metastatic cancers of the oropharynx, oral cavity, hypopharynx, or larynx that are incurable with available therapies. Treatment includes intratumoral injections of vidutolimod combined with intravenous pembrolizumab at its approved dose and schedule. The primary outcome measure is to determine the confirmed, investigator-assessed ORR based on RECIST v1.1. The secondary outcome measures include safety and tolerability; efficacy characterized by DOR, PFS, OS, iORR, iDOR, and iPFS; and the effect of human papillomavirus (HPV) infection and programmed death ligand 1
(PD-L1)
expression on efficacy. The trial is currently recruiting patients and we plan to enroll approximately 43 patients.
Vidutolimod and cemiplimab in CSCC and MCC
CSCC is the second most common form of skin cancer behind basal cell carcinoma. As many as 700,000 people each year will develop CSCC in the United States. Sun exposure is a significant risk factor, and development of CSCC is associated with more sun exposure, sunburns, and indoor tanning. Most cases are cured with surgical resection; however, some tumors with high-risk features develop local or even distant metastatic disease. Some cases with residual disease following surgical resection may be treated with curative intent using radiation with or without systemic chemotherapy. More advanced disease may be treated with
PD-1
blocking antibodies, and LIBTAYO and KEYTRUDA are approved for the treatment of locally recurrent, advanced, or metastatic CSCC. Response rates range from approximately 35–50% and response duration is approximately one year in 35–76% of treated patients depending on the clinical setting. Despite the excellent prognosis experienced by the majority of patients, the number of deaths due to CSCC annually is similar to that of cutaneous melanoma. Thus, significant unmet need remains for therapeutic advances in this setting.
MCC is a rare skin cancer that originates in neuroendocrine cells of the skin. There are approximately 2,500 new cases of MCC in the United States annually, and the incidence is rising about 5 – 10% per year. The majority of patients diagnosed with MCC are over the age of 70 and men are twice as likely to be diagnosed with MCC as women. MCC generally occurs on sun-exposed
regions of skin, and many cases appear to be associated with a novel Merkel Cell polyoma virus. MCC can grow rapidly, with approximately one-third
of cases having regional lymph node involvement and as many as 16% have distant metastatic spread. The
5-year
survival for patients with distant metastatic disease is ~19%. Checkpoint inhibitors, including BAVENCIO (avelumab) for metastatic disease and KEYTRUDA for locally recurrent or metastatic disease, are approved by treatment of MCC by the

FDA. The ORR for BAVENCIO in the metastatic setting was 33% with a
1-year
duration of response of 45%. The ORR for KEYTRUDA in patients with locally advanced or metastatic MCC was 56% with a
1-year
response duration of 54%. Given the potential for locoregional and metastatic spread and the high mortality with distant disease, there is clear unmet need for patients with advanced MCC.
We are conducting a multi-indication, Phase 2 trial of intratumoral vidutolimod in combination with intravenous cemiplimab-rwlc, and we are currently enrolling patients with MCC or CSCC who have progressed while receiving
PD-1-blocking
antibody(ies) or within 3 months of discontinuation. The primary endpoint is ORR by investigator assessment, and secondary endpoints include safety and tolerability and duration of response. We anticipate approximately 23 patients to be enrolled in our refractory CSCC and MCC cohorts. While the protocol includes the possibility of a first-line CSCC cohort as well as other indications, we are not enrolling those cohorts at the current time.
Investigator-Sponsored Clinical Trials in Cancers with High Unmet Medical Need
In addition to the clinical trial in patients with
PD-1
naive neoadjuvant melanoma described above, we are currently supporting four other investigator-sponsored studies, each under their own investigator IND, where vidutolimod is administered in combination with other cancer immunotherapy treatments, with or without radiation therapy, in patients with metastatic mismatch repair proficient colorectal cancer, lymphoma, triple negative breast cancer, and pancreas cancer. Of these, the trials in metastatic colorectal cancer, triple negative breast cancer, neoadjuvant Stage III melanoma, and lymphoma have initiated enrollment. No data has been presented by the Sponsors of these trials. Adverse events attributable to vidutolimod in clinical trials from other sponsors have been consistent with safety observations from Checkmate-sponsored trials.
Investigator Sponsored Studies

•
NCT03507699—Combination treatment of nivolumab, ipilimumab, intratumoral
CMP-001
and radiosurgery for liver metastases in colorectal carcinoma. This
Phase-1
study is being conducted at Sheba Medical Center, Ramat Gan, Israel and is evaluating the safety and efficacy of vidutolimod in combination with nivolumab, ipilimumab, and radiosurgery for liver metastases in colorectal carcinoma.

•
NCT03983668—Phase 1/2 study of pembrolizumab and
in-situ
injection of vidutolimod in patients with relapsed and refractory lymphomas. This is an ongoing study being conducted at the University of Iowa Holden Comprehensive Cancer Center evaluating the safety and efficacy of vidutolimod in combination with pembrolizumab in patients with relapsed and refractory lymphomas.

•
NCT04807192—Phase 2, open-label, window of opportunity, randomized study evaluating vidutolimod in combination with pre-operative
stereotactic body radiation therapy in patients with early-stage triple negative breast cancer. This study is being conducted at the Centre Hospitalier Universitaire Vaudois in Switzerland to evaluate the biological activity of preoperative stereotactic body radiotherapy alone and combined with vidutolimod SC followed by IT in subjects with early stage TNBC.

•
NCT04387071—The Seena Magowitz Phase IB/II Trial of
CMP-001
(a TLR9 Agonist) in Combination With INCAGN01949 (an Activating Anti-OX40 Antibody) for In Situ Intratumoral Injection for Patients With Stage IV Pancreatic and Other Cancers Except Melanoma. This study is being conducted at the University of Southern California to evaluate the safety and efficacy of vidutolimod in combination with INCAGN01949.

Clinical Trial Collaboration Study
:

•
NCT04708418/EA6194—A Phase II Evaluation of Neoadjuvant Pembrolizumab Alone or in Combination with
CMP-001
in Patients with Operable Melanoma: Efficacy and Biomarker Study. This is a randomized study being conducted by the National Cancer Institute (NCI) to evaluate the effect of pembrolizumab alone or in combination with vidutolimod in treating patients with melanoma that can be treated by surgery (operable).
Competition
The biotechnology and pharmaceutical industries, and the immuno-oncology subsector, are characterized by the rapid evolution of technologies, fierce competition and strong defense of intellectual property. While we believe that vidutolimod and our technology, knowledge, experience and scientific resources provide us with certain competitive advantages, we face competition from many sources including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidate that we successfully develop and commercialize will compete with a range of currently approved cancer therapies and any new therapies that may become available in the future. Our competitors include larger and better funded biopharmaceutical, biotechnology and therapeutics companies, specifically companies focused on cancer immunotherapies, such as Amgen, Inc., AstraZeneca plc, BMS, Genentech, Inc., GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., Regeneron, Roche Holding Ltd and Sanofi S.A. Paradoxically, many of these companies are developing systemic immunotherapeutics which have the potential to be developed in combination with vidutolimod and so we view them both from a competitive and complementary perspective.
Oncology drugs and therapeutics on the market range from traditional cancer therapies, including chemotherapy, to antibody-drug conjugates, such as Genentech Inc.’s KADCYLA, to immune checkpoint inhibitors targeting
CTLA-4,
such as BMS’ YERVOY, and
PD-1/PD-L1,
such as BMS’ OPDIVO, Merck & Co.’s KEYTRUDA, Regeneron’s LIBTAYO, Pfizer’s BAVENCIO and Genentech’s TECENTRIQ, to T cell-engager immunotherapies, such as Amgen’s BLINCYTO and to oncolytic immunotherapies, including Amgen’s
T-Vec,
an
FDA-approved
oncolytic immunotherapy for treating advanced melanoma. Consistent with our strategy of evaluating vidutolimod in combination with anti-PD-1 antibodies, we believe a number of the
PD-1/PD-L1
therapies may be complementary to vidutolimod. BMS’ recently approved relatlimab would be expected to affect the treatment landscape for the first-line metastatic or unresectable melanoma, and could have competitive and complementary dynamics for vidutolimod and the enrollment of our clinical trials.
Additionally, we view companies that are developing innate immune activators as our most direct potential competitors. These include approaches to activate Toll-like receptors such as TriSalus Life Sciences, Idera Pharmaceuticals, Bolt Therapeutics, and Silverback; cytokine therapies such as a plasmid
IL-12
from Oncosec; and companies developing oncolytic viruses, such as Replimune. In addition, Iovance Therapeutics is developing tumor-infiltrating lymphocyte therapies that may be approved for use in the same patient populations that vidutolimod is being developed to treat and/or that may have utility for similar indications that we are targeting. Moreover, we may also compete with smaller or earlier-stage companies, universities and other research institutions that have developed, are developing or may be developing current and future cancer therapeutics.
Our success will be based in part upon our ability to successfully commercialize vidutolimod and to identify, develop and manage a portfolio of therapeutics that are safer and more effective than competing products in our target indications. Our market opportunity has the potential to be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are not administered by intratumoral injection or otherwise are more convenient for patients, as well as clinical investigators and physicans and their respective staffs,or are less expensive than any therapeutics we may develop. Our competitive position will also be dependent upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and protect our intellectual property, and to secure sufficient capital resources for the period between technological conception and commercial sales. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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
For the core technology related to vidutolimodand its component parts, we are prosecuting four families of patent applications which we own, including composition of matter, methods of use, combination therapies, drug delivery, dose volume, aggregation, packaging and biomarkers. Further, we have an exclusive license for seven families of patents and patent applications including composition of matter, manufacturing methods, aggregation, packaging and synthesis claims. Some of our patents have issued in the United States and internationally and others are pending in the United States and internationally (either in foreign jurisdictions or under the Patent Cooperation Treaty (“PCT”)). As of March 6, 2022, we own or exclusively license the rights to 13 issued US granted patents, 131 granted patents outside of the United States, and 29 pending patent applications worldwide. We or our licensors have filed patent applications in 33 foreign jurisdictions including the EU, Canada, Japan, China, Australia, Italy, the Netherlands, India, France and Germany. The patents include claims directed to combination therapy of TLR9 agonists and checkpoint inhibitors, volumes and methods for administration, biomarkers, aggregation and packaging and methods of treatment claims. We estimate, without taking potential patent term extensions into account, that these issued patents will expire between 2036 and 2038.
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
We intend to seek data exclusivity or market exclusivity for our product candidates provided under the FDCA and similar laws in other countries. We believe that vidutolimod could qualify for 12 years of data exclusivity, from the date of approval, under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the Patient Protection and Affordable Care Act. Under the BPCIA, a BLA cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products.

License Agreement with Kuros
In June 2015, we entered into an exclusive license agreement with Cytos Biotechnology LTD (now Kuros Biosciences AG (“Kuros”)) as amended in August 2017 and as further amended in January 2018 (the “Kuros License Agreement”). Pursuant to the Kuros License Agreement, we were granted an exclusive, royalty-bearing, sublicensable, worldwide license, under all of Kuros’ intellectual property rights, including any intellectual property rights arising during the term of the agreement, to commercially develop, manufacture, use, distribute, and sell certain therapeutic products, including vidutolimod, or the Licensed Products, for the diagnosis, treatment and prevention of all indications in humans and animals. Under the terms of the Kuros License Agreement, we are required to use commercially reasonable efforts to develop at least one Licensed Product.
Under the Kuros License Agreement, we have paid Kuros licensing fees totaling $8.25 million to date., including $1.0 million paid upon execution of the agreement in 2015 and $250 thousand paid upon execution of the second amendment in 2018. We also agreed to make payments to Kuros for each product that achieves certain development and regulatory milestones, including payments of up to $56 million for the current oncology programs. In 2021 the Company made milestone payments of $2 million and $4 million upon the respective dosings of first patients in Phase 2 and Phase 3 clinical trials.
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
The Kuros License Agreement will expire upon the expiration of the last-to-expire royalty
term for the Licensed Products in the territory. Either party has the right to terminate the agreement in full for an uncured material breach of the agreement upon written 60 days’ notice to the other party. We have the right to terminate the agreement for any reason upon 90 days’ written notice to Kuros.
Clinical Trial Collaboration and Supply Agreements
On May 10, 2021, we entered into a Supply
and Non-Exclusive License
Agreement (“SNLA”) with Regeneron. The SNLA dictates the general terms that govern specific collaborative studies between Checkmate and Regeneron, including a Phase 2 proof of concept trial, with patient cohorts in anti-PD-1 naïve
and anti-PD-1 refractory CSCC and anti-PD-1 refractory MCC.
Pursuant to the SNLA, Regeneron agreed to provide cemiplimab, a drug to be used concurrently or in combination with vidutolimod in the aforementioned studies, at its own expense. As part of the SNLA, the parties granted each other non-exclusive
licenses to use background intellectual property and regulatory documentation to seek regulatory approval of the other party’s compound solely for use as a combination therapy. We do not expect any future consideration to be payable to Regeneron pursuant to the SNLA.
On December 7, 2020, we entered into the Master Clinical Trial Collaboration Agreement (“MCTCA”) with BMS. The MCTCA dictates the general terms that govern specific collaborative studies between the companies, including our Phase 2 refractory melanoma study and Phase 2 first-line melanoma study (collectively, the “collaborative studies”). Pursuant to the MCTCA, BMS agreed to provide nivolumab, a drug to be used in combination with vidutolimod, in the collaborative studies, at its own expense. As part of the MCTCA, the parties granted each other non-exclusive
licenses to use background intellectual property and regulatory documentation to seek regulatory approval of the other party’s compound solely for use as a combination therapy. We do not expect any future consideration to be payable to BMS pursuant to the MCTCA.

Manufacturing & Supply
We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of vidutolimodand any future product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We source our manufacturing and supply requirements with a number of contract manufacturing organizations (“CMOs”) through the issuance of work orders on an as-needed
basis. We currently do not have any long-term supply contracts. We depend and will continue to depend on our CMOs to manufacture our drug candidates in accordance with current Good Manufacturing Practices (“cGMP”) regulations for use in clinical trials.
We manage multiple CMOs to develop and manufacture vidutolimoddrug product. Vidutolimodis a VLP comprised of a Qb (“Qbeta”) coat protein that is assembled around an immunostimulatory CpG-A oligodeoxynucleotide, G10. Qb is recombinantly produced by fermentation in E. coli, and then purified free of other cellular material at one of our CMOs. The G10 oligonucleotide is produced via solid support phosphoramidite chemistry at one of two additional CMOs. The two drug substance intermediates, Qb and G10, are combined in an aqueous salt buffer where they self-assemble into virus-like particles prior to final purification of the drug substance at another CMO. Another CMO performs the fill and finish of the final drug product.
Sales and Marketing
In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. We have retained worldwide commercial rights for our product candidates. If our product candidates receive marketing approval, we plan to commercialize them in the United States with our own focused, specialty sales force. We also plan to evaluate options for delivering vidutolimod, if approved, to patients in other key markets such as Europe, Japan, and China, which may include strategic collaborations.
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

•
performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety, efficacy, purity and potency of the proposed biological product candidate for its intended purpose;

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

•
Phase 1
—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•
Phase 2
—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•
Phase 3
—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

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
BLA Submission and Review by the FDA
We intend to seek data exclusivity or market exclusivity for vidutolimod. Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. A BLA is a request for approval to market a new biologic for one or more specified indications. The BLA must include all relevant data available from pertinent pre-clinical
and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.
In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new clinically active component, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan within sixty days after an end-of-Phase
2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.
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
Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or biologic approved under Accelerated Approval if, for example, the sponsor fails to conduct the confirmatory trials in a timely manner or the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for Accelerated Approval, the FDA currently requires, unless otherwise informed by the FDA, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval
review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.
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
U.S. Post-Approval Requirements for Biologics
Drugs and biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, applicable product tracking and tracing requirements, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as
“off-label
use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label
uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label
uses, including not only by Company employees but also by agents of the Company or those speaking on the Company’s behalf, and a company that is found to have improperly promoted off-label
uses may be subject to significant liability. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act where products carry reimbursement under federal health care programs. Promotional materials for approved biologics must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.
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
Other healthcare laws
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.The distribution of biological products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
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
Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket
drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket
pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket
expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket
costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the

FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients through expanded access, but under the 21 st
Century Cures Act, the manufacturer must develop an internal policy and respond to patient requests according to that policy. We review each individual request for access , and may or may not provide access depending upon the facts of each request. Checkmate has adopted an Expanded Access Policy which is available on our website.
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

•
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
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation is anticipated to come into application in January 2022. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the Clinical Trials Information System (“CTIS”), a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. The Clinical Trials Regulation will only become applicable six months after the European Commission confirms the full functionality of CTIS. Such a confirmation will only occur once CTIS is audited. The CTIS audit is currently planned for December 2020.
The collection and use of personal health data in the European Union, previously governed by the provisions of the Data Protection Directive, is now governed by the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018. The GDPR has a broad reach, applying not only to those companies that are established in the EU but also to those that offer their goods or services to residents in the EU. If we conduct clinical trial activities in EU members states, we will be subject to the GDPR. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.
Should we utilize third party distributors, compliance with such foreign governmental regulations, including the GDPR would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.
Employees, Human Capital Management and Diversity
As of March 29, 2022, we had 30 full-time employees and one part-time employee, including 6 with M.D. and/or Ph.D. degrees. Of these employees, 24 are in research and development and 7 are general and administrative. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.
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
The Company is an equal opportunity employer, and we are committed to fostering diversity and inclusion within our work environment and beyond. Our efforts are focused on hiring and retaining qualified candidates. The Company is committed to the fair treatment of all candidates and employees, including equal opportunity hiring and advancement practices and policies, and anti-harassment and anti-retaliation policies. We believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing transformative therapies to patients. As of March 29, 2021, 47% of our workforce and 45% of our leadership (at the Director level and above) were female. In addition, 27% of our workforce and 35% of our leadership (at the Director level and above) were racially or ethnically diverse. We strive to build a representative workforce.
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
A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Research and Development Commmitee are posted on our website, www.checkmatepharma.com, under “Investors—Corporate Governance.”
The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.
Item 1A. Risk Factors.
In evaluating our Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on
Form 10-K
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
Risks related to our financial position and need for additional capital
We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur substantial and increasing net losses in the foreseeable future. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company with a limited operating history, and we are relatively early in our development efforts. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain marketing approval and become commercially viable. We have financed our operations to date primarily through the sale of equity securities. Since our inception, most of our resources have been dedicated to the preclinical and clinical development of our vidutolimod program and our VLP technology. To date, no drugs based on our VLP technology have been approved. The size of our future net losses will depend, in part, on our future expenses and our ability to generate revenue, if any.
We are not profitable, have never generated any revenue and have incurred losses in each period since our inception. For the years ended December 31, 2020 and 2021, we reported net losses of $36.9 million and

$61.4 million, respectively. At December 31, 2021, we had an accumulated deficit of $201.5 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to conducting clinical trials and third-party contract manufacturing, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to continue our ongoing clinical trials and execute our strategy, and we may pursue a range of options to secure additional capital. Given our cash position and our need to raise substantial additional financing, there is substantial doubt about our ability to continue as a going concern within one year after the date of filing this Annual Report on
Form 10-K.
We are exploring various sources of funding including the issuance of additional equity to fund our operations, and we may pursue other sources of funding, such as debt financings, licensing arrangements and strategic collaborations. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. If we raise additional funds through strategic collaborations, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or, grant licenses or other rights on terms that are not favorable to us. Because our current operating plan does not contain sufficient resources, we will require significant additional external sources of capital to complete the planned clinical program for vidutolimod. If we are unable to raise sufficient capital, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the company.
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
We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a product candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to raise sufficient additional funds and our success in achieving a number of goals in a timely manner, including:

•
initiating and completing preclinical and clinical development of vidutolimod and future product candidates, including completing enrollment in and obtaining results from our current Phase 2 trial for anti-PD-1
refractory melanoma, our current randomized Phase 2/3 trial for first-line melanoma, our current Phase 2 proof of concept trial in advanced head and neck squamous cell carcinoma and our currently anticipated Phase 2 proof of concept, multi-indication trial in CSCC and MCC;

•	obtainingregulatory and marketing approvals for vidutolimod and future product candidates for which we complete clinical trials;

•	achieving and maintaining compliance with all regulatory requirements applicable to vidutolimod or any other product candidates;

•	establishing and maintaining commercially viable supply and manufacturing relationships with third parties for vidutolimod and future product candidates;

•	launching and commercializing vidutolimod, if approved, and future product candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;

•	obtaining market acceptance of vidutolimod, if approved, and future product candidates as viable treatment options by patients, the medical community and third-party payors;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	obtaining, maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.
Even if vidutolimod or any future product candidates that we develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any such product candidate. Our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory authorities to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate.
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
There is substantial doubt regarding our ability to continue as a going concern. We need to raise significant additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, reduce or terminate our product development efforts, including ongoing clinical trials, research, or other operations.
As of December 31, 2021, our cash, cash equivalents and marketable securities were $70.9 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2021 are issued and we need to raise significant amounts of additional funding to complete all of our ongoing trials and execute on our business plan. Financing may not be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, our efforts to raise additional capital may divert our management from their day-to-day
activities, which may adversely affect our ability to develop vidutolimod in a timely manner.
Based on our public float, as of the date of the filing of this Annual Report on Form
10-K,
we are only permitted to utilize a “shelf” registration statement, including the registration statement under which our Open Market Sale Agreement
SM
with Jefferies LLC, is operated, subject to Instruction I.B.6 to Form
S-3,
which is referred to as the

“baby shelf” rule. For so long as our public float is less than $75 million, we may not sell more than the equivalent of one-third
of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.
If we are unable to obtain adequate funding on a timely basis, we may be required to revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing one or more of our clinical trials and our research efforts, or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition and results of operations could be materially affected.
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, research or commercialization efforts.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of vidutolimod and future product We will need to obtain substantial additional funds to complete our ongoing clinical trials and achieve our other business objectives. If we are able to gain marketing approval of any product candidate, we will require significant additional amounts of cash in order to launch and commercialize such product. In addition, other unanticipated costs may arise.
Our future capital requirements depend on many factors, including:

•
the scope, progress, results, timing and costs of researching and developing vidutolimod and our VLP technology and future product candidates, and conducting preclinical studies and clinical trials, including our current Phase 2 trial for anti-PD-1
refractory melanoma, our current randomized Phase 2/3 trial for first-line melanoma, our current Phase 2 proof of concept trial in advanced head and neck squamous cell carcinoma and our current Phase 2 proof of concept, multi-indication trial in CSCC and MCC, including any unforeseen costs we may incur as a result of trial delays we have experienced or other impacts due to the ongoing global pandemic associated with
COVID-19
(the
“COVID-19
pandemic”) or otherwise;;

•	the timing of, and the costs involved in, obtaining regulatory and marketing approvals for vidutolimod and future product candidates if clinical trials are successful;

•	the success of existing or any future collaborations, including the BMS CTCSA and the Regeneron SNLA;;

•	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

•	the cost of manufacturing vidutolimod and future product candidates for clinical trials;

•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements, including the Kuros License Agreement

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and

•	the emergence, and regulatory approval, of competing cancer therapies and other adverse market developments.
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
We believe that our existing cash, cash equivalents and
available-for-sale
investments of $70.9 million as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned clinical programs for vidutolimod. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on
Form 10-K.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.
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
If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or vidutolimod and future product candidates or to grant licenses on terms that may not be favorable to us. Market volatility, the size of our public float, and competitive dynamics could also adversely impact our ability to access capital as and when needed and the terms thereof, if we can raise capital at all. If we are unable to raise adequate additional funds when needed, we may be required to delay, limit, reduce or terminate our drug development, research, or future commercialization efforts or grant rights to develop and market vidutolimod and future product candidates that we would otherwise prefer to develop and market ourselves.

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
We expect to focus the vast majority our resources on the development of vidutolimod in the near term. Part of our strategy, however, is to pursue clinical development of additional product candidates using our VLP technology. Developing, obtaining marketing approval for, and commercializing any future product candidates will require substantial additional funding and will be subject to the risks of failure inherent in drug product development. We cannot assure you that we will be able to successfully advance any future product candidates through the development process.
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
The results of preclinical studies, preliminary study results, and early clinical trials of vidutolimod and future product candidates may not be predictive of the results of later-stage clinical trials or of the results of clinical trials conducted in other types of cancer or non-cancer
indications. Even if early-stage clinical trials are successful, we may need to conduct additional clinical trials of our product candidates in additional patient populations or under different treatment conditions before we are able to seek regulatory approvals from the FDA or other regulatory authorities. Vidutolimod and future product candidates may not perform as we expect, and we may be unable to demonstrate to the FDA’s satisfaction that vidutolimod or any future product candidates are safe, pure, and potent, or effective for their desired indications. Moreover, while we plan to pursue a first-line therapy approval for vidutolimod, the FDA has discretion to approve our candidate for a second- or later-line indication than we seek. In addition, any negative outcomes or results for one indication or combination could delay or prevent our ability to advance development of the same candidate in a different indication or combination. Any negative outcomes or results for other TLR9 agents could potentially affect the vidutolimod development program in one or more indications or combinations. These setbacks may result in enhanced scrutiny by regulators or institutional review boards (“IRBs”) of clinical trials of product candidates, including vidutolimod, which could result in regulators or IRBs prohibiting the commencement of clinical trials, requiring additional nonclinical studies as a precondition to commencing clinical trials or imposing restrictions on the design or scope of clinical trials, as well as increasing the costs of trials or limiting the significance of the results of trials. Such setbacks could also adversely impact the desire of investigators to enroll patients in, and the desire of patients to enroll in, clinical trials of our product candidates.
Additionally, our ongoing trials are open-label studies, including our current Phase 1b, Phase 2 and Phase 2/3 trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, introducing bias in early interpretation of the results. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

•
we may be unable to initiate or complete preclinical studies or we may experience additional enrollment delays that could prevent us from completing our clinical trials on time or at all due to the evolving impacts of the ongoing
COVID-19
pandemic, and the spread of
COVID-19
may affect the operations of research sites, CROs, IRBs, or key governmental agencies, such as the FDA, which may delay the development of vidutolimod or any future product candidates;

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

In addition, ongoing disruptions caused by the
COVID-19
pandemic or future pandemics may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, our clinical trials that commenced in 2020 have been and continue to be adversely affected by the
COVID-19
pandemic, resulting in site initiation and patient enrollment delays. As a result, in December 2021 we revised our expectations with respect to the anticipated timing of clinical data milestones in our Phase 2 clinical trial in anti-PD-1 refractory
melanoma patients, our Phase 2/3 trial in first-line melanoma and our Phase 2 clinical trial in head and neck cancer. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. A suspension or termination of a trial may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Further, conducting clinical trials in foreign countries, as we may do for vidutolimod or any future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, and managing both additional administrative burdens associated with foreign regulatory schemes, and the political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates. If we experience delays in testing or approvals, our development costs will also increase, and we may not have sufficient funding to complete the testing and approval process for vidutolimod and future product candidates. We will y be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of vidutolimod and future product candidates. See “Risks related to our financial position and need for additional capital.” We do not know whether any preclinical tests or clinical trials beyond what we currently have anticipated or planned will be required, will begin as anticipated or planned, will need to be restructured, or will be completed on schedule, or at all. Significant delays relating to any preclinical studies or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize vidutolimod and future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize vidutolimod and future product candidates and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of vidutolimod and future product candidates. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.
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

Difficulty in enrolling patients has caused delays to our ongoing clinical trials of vidutolimod and could further delay ongoing trials or prevent or delay other clinical trials of vidutolimod and future product candidates. We have had difficulty enrolling patients due primarily to the
COVID-19
pandemic, and may continue to find it difficult to enroll patients in our clinical trials or any subsequent trials that we may conduct.
Identifying and qualifying patients to participate in clinical studies of vidutolimod and future product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing vidutolimod and future product candidates, and we have experienced and may continue to experience delays in our clinical trials if we encounter difficulties in enrollment or due to other unforeseen factors such as the impact of the ongoing
COVID-19
pandemic. For example, our clinical trials that commenced in 2020 have been adversely affected by the
COVID-19
pandemic, resulting in patient enrollment delays. As a result, in December 2021, we revised our expectations with respect to the anticipated timing of clinical data milestones in our Phase 2 clinical trial in anti-PD-1 refractory
melanoma patients, our Phase 2/3 trial in first-line melanoma and our Phase 2 clinical trial in head and neck cancer. Patient enrollment delays may continue, including as a result of the emergence of new
COVID-19
variants, and as a result, there can be no assurance that we will be able to report trial results even on our revised anticipated timelines and it is possible such anticipated timelines may have to be adjusted further. Further, we may not be able to initiate or continue clinical trials for vidutolimod and future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. For example, with respect to vidutolimod, we cannot be certain of the status of other competitive products in development, whether trial designs and sites for other similar products are more accessible for eligible patients or that we will be able to find enough qualified investigators and sites willing to participate in our trials. In addition, some of our competitors or potential competitors have ongoing clinical trials for product candidates that treat the same indications as vidutolimod, including product candidates that are administered by intravenous injection rather than intertumoral injection or are otherwise more convenient for patients, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
The eligibility criteria of our planned clinical trials will further limit the pool of available study participants, as we will require that patients have specific characteristics that we can measure to assure their cancer is at the appropriate level to include them in a study. Additionally, the process of finding patients for our planned clinical trials may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks or lack of benefits of the product candidate under study, challenges with the method of administration of the product candidate, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, the patient referral practices of physicians or as a result of disruptions caused by the ongoing
COVID-19
pandemic. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which may further reduce the number of patients who are available for our clinical trials at such clinical trial sites.
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
If we experience additional delays in the completion of, or termination of, any clinical trial of vidutolimod or any future product candidates, the commercial prospects of vidutolimod or such future product candidates will be harmed, and our ability to generate product revenue from such product candidates could be delayed or prevented.
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
In the event that BMS, Regeneron or any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such CPIs. Additionally, should the supply of products from BMS, Regeneron or any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us or our collaborators, our clinical collaborations may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.
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
The potential market opportunities for vidutolimod or any future product candidates are difficult to estimate and will depend in large part on the drugs with which vidutolimod or any future product candidates are co-administered
and the success of competing therapies and therapeutic approaches. Our estimates of the potential market opportunities in melanoma, HNSCC, CSCC, MCC and other indications are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and other surveys. Although we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and their reasonableness has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets and patient populations eligible for vidutolimod and future product candidates could be smaller than our estimates of the potential market opportunities.
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
There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacturing, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drugs and our overall financial condition.
Risks related to
COVID-19
or other public health crises
A pandemic, epidemic, or outbreak of an infectious disease, such as the ongoing
COVID-19
pandemic, has and may in the future materially and adversely affect our business, including our preclinical studies, clinical trials, third parties on whom we rely, our supply chain, our ability to raise capital and our financial results.
We are subject to risks related to public health crises such as the ongoing
COVID-19
pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which the
COVID-19
pandemic, or ongoing measures in response to the pandemic, may further impact our preclinical studies or clinical trial operations, as well as our supply chain, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity and spread of new strains or variants of the virus, such as the Delta and Omicron variants, the pace and success of vaccination and booster efforts and the effectiveness of existing or future vaccine or the effectiveness of other actions to contain and treat
COVID-19
or its variants. The ongoing
COVID-19
pandemic may also affect or continue to affect employees of third-party contract research organizations (“CROs”) located in affected geographies that we rely upon to carry out our clinical trials. For example, our clinical trials that commenced in 2020 have been, and continue to be, adversely affected by the
COVID-19
pandemic as a result of delays in enrolling patients. As a result, in December 2021, we revised our expectations with respect to the anticipated timing of clinical data milestones in our Phase 2 clinical trial in anti-PD-1 refractory
melanoma patients, our Phase 2/3 trial in first-line melanoma and our Phase 2 clinical trial in head and neck cancer. As
COVID-19
or its variants continue to spread, despite current vaccination efforts, around the globe, we may experience additional disruptions that could severely impact our business and clinical trials, including:

•	further delays or difficulties in enrolling patients in our clinical trials

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

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
Any additional future negative impact the evolving
COVID-19
pandemic has on patient enrollment or treatment or the development of vidutolimod and future product candidates could cause additional, and potentially costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize vidutolimod and future product candidates, if approved, increase our operating expenses, and have a material adverse effect on our financial results. Since the beginning of the
COVID-19
pandemic, three vaccines for
COVID-19
have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The continued demand for vaccines as the need for boosters persists and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The
COVID-19
pandemic has also caused significant disruptions to the U.S. and global economies. This increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all.
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
Physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by biopharmaceutical companies and third parties acting on behalf of such companies concerning off-label
use.
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
Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval
inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause
inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the
COVID-19
public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing
COVID-19
pandemic and may experience delays in their regulatory activities. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

•
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted that may impact our business if we are able to commercialize any product candidates. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, including the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act, which was signed into law on March 27, 2020 to provide financial support and resources to individuals and businesses affected by the
COVID-19
pandemic, and subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.

•
In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•
Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions.

•	On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration’s budget for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket
drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. At a federal level, the President Biden signed an Executive Order on July 9, 2021 affirming its policy (i) to support legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices and by imposing inflation caps; and (ii) to support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to submit a report to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the FDA to work with states to develop prescription drug importation plans pursuant to the Medicare Modernization Act of 2003 and FDA’s related implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment
procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Further, implementation of this change and new safe harbors for point-of-sale
reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.
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
Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.
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
Although we do not currently have any drugs on the market, once we begin commercializing vidutolimod and future product candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of vidutolimod and future product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute vidutolimod and future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•
the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties;

•
the federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;

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

•
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to HHS information related to physician (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain nonphysician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives) such as physician assistants and nurse practitioners;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (the “HITECH Act”) and its implementing regulations, including the Final Omnibus Rule published in January 2013, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the creation, maintenance, receipt, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and
non-U.S.
laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental
third-party payors, including private insurers, and may be broader in scope than their federal equivalents; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of personal data, including health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties; and

•
state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts, and analogous foreign laws and regulations.

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
Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance
with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.
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
For the core technology related to vidutolimod and its component parts, we are prosecuting seven families of patent applications which we own including composition of matter, methods of use, combination therapies, drug delivery, dose volume, aggregation, packaging and pDC recruitment claims. Further, we have an exclusive license for seven families of patents and patent applications including composition of matter, manufacturing methods, aggregation, packaging and synthesis claims. Some patents have issued in the United States and internationally and additional patent applications are pending in the United States and internationally (either in foreign jurisdictions or under the Patent Cooperation Treaty (“PCT”)). As of March 6, 2022, we own or exclusively license the rights to 13 issued US granted patents, 131 granted patents outside of the US, and 29 pending patent applications worldwide. Any future provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional
patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional
patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. Although we intend to timely file non-provisional
patent applications relating to our provisional patent applications, we cannot predict whether any of our future patent applications will result in the issuance of patents that effectively protect our technology or vidutolimod or any future product candidates, or if any of our future issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.
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
Our reliance on these third parties for development activities reduces our control over these activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with the FDA’s GLP regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators, and trial sites. If we or any of our third parties fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies.
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
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in our clinical trials may make it more challenging to recruit and retain qualified scientific and other personnel. Failure to raise sufficient additional capital may also make it more challenging to recruit and retain qualified personnel.
On October 28, 2021, our Board of Directors, or our Board, accepted the resignation of Barry Labinger as our President and Chief Executive Officer. Our Board appointed Alan Fuhrman, previously Chairman of our Audit Committee, as Interim President and Chief Executive Officer. Effective March 1, 2022, Alan Bash replaced Alan Fuhrman as the Company’s President and Chief Executive Officer. As a result of the recent appointment of Mr. Bash, our senior management team has limited experience working together as a group. This lack of shared experience could negatively impact our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business. If our management team is not able to work together as a group, our results of operations may suffer and our business may be harmed.
We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.
As of December 31, 2021, we had 30 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day
activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical or geographic expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of vidutolimod and future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize vidutolimod and future product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.
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
We are required to maintain internal controls over financial reporting. Commencing this fiscal year, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form
10-K
filing for that year, as required by Section 404 of the Sarbanes-Oxley Act of 2002

(“Sarbanes-Oxley Act”). This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have not yet been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, in connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2019, we identified a material weakness in our internal control over financial reporting. See “—
We previously identified a material weakness in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
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
We believe that any internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
As a public company, we are subject to the periodic reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”). We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Decision-making can be faulty and breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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
If we identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, a material misstatement in our consolidated financial statements could occur, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which may adversely affect our business and our stock price may decline as a result.
Nevertheless, we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff to meet the demands that are placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act. If we fail to adequately staff our accounting and finance function, or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent our management from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our consolidated financial statements, which could cause our business to suffer.
Risks related to our common stock
The price of our common stock has been and may continue to be volatile and the value of an investment in our common stock may decline.
Our stock price is and is likely to continue to be highly volatile. Between January 1, 2022 and March 25, 2022, the trading price of our common stock ranged between a low sales price of $2.00 and a high sales price of $3.49. The stock market in general and the market for biopharmaceutical companies in particular have experienced periods of extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, a holder may not be able to sell our common stock at or above the price at which such holder acquired shares of our common stock. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive drugs or technologies;

•	results of clinical trials of vidutolimod and future product candidates or those of our competitors, including interim or topline results;

•	regulatory or legal developments in the United States and other countries;

•	the regulatory status of our product candidates;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the time it takes and level of expenses related to any of vidutolimod and future product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license future product candidates or drugs;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	the impact of the ongoing COVID-19 pandemic on us or on the U.S. and global economies and global equity markets;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation and our amended and restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or by-laws
or (v) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternate forum, the United Stated District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”), as our principal office is located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in our shares of common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
As a relatively newly public company, we have been and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. The Jumpstart Our Business Startups Act (“JOBS Act”) permits emerging growth companies and smaller reporting companies like us to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering (“IPO”). We intend to take advantage of this extended time period for compliance, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political and economic environment, and the high levels of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. If our public float stays below $75 million, the risk that analysts cease to cover our stock may increase.
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
As of December 31, 2021, we had U.S. federal NOL carryforwards of $169.3 million, including $138.0 million which have an indefinite carryforward period and $31.3 million which expire at various dates through 2037. As of December 31, 2021, we had state net operating loss carryforwards of $147.9 million which expire at various dates through 2041. As of December 31, 2021, we had federal and state research and development tax credit carryforwards of approximately $9.2 million available to reduce future tax liabilities, which begin to expire in 2031.
Under Sections 382 and 383 of the Code, and certain corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change
NOL

carryforwards or credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The results of this study indicated that the Company experienced ownership changes as defined by Section 382 of the Code. The Company has identified approximately $1.3 million of NOLs that, as a result of these restrictions, will expire unused. We may experience ownership changes in the future as a result if subsequent shifts in our stock ownership, some of which are outside our control. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change
NOL carryforwards or credits if we undergo a future ownership change. The amount of NOLs generated in taxable years beginning after December 31, 2021 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such, where taxable income is determined without regard to such NOL deduction itself. Our NOLs or credits may also be impaired under state law. Accordingly, due to these limitations, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. We have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credits.
Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.
Global financial markets have in the past experienced, extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment, geopolitical instability or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other third-parties may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Additionally, we have concluded that there is substantial doubt concerning our ability to continue as a going concern.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the ongoing
COVID-19
pandemic, which resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects, and more recently as a result of the conflict between Russia and Ukraine. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Market and industry factors, including potentially worsening economic and geopolitical conditions and other adverse effects or developments relating to the ongoing
COVID-19
pandemic, political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.
As of December 31, 2021, our cash, cash equivalents and
available-for-sale
investments were $70.9 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Given these uncertainties, we have concluded that there is substantial doubt concerning our ability to continue operations as a going concern. See “
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, reduce or terminate our product development efforts or other operations.
”
We, or the third parties upon whom we depend, may be adversely affected by natural or other disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
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
We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our third-party contractors, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, In California, the California Consumer Privacy Act (CCPA) was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General’s office on July 1, 2020. The CCPA broadly defines personal information, and creates new individual privacy rights and protections for California consumers (as defined in the law), places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out
of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a “Business” regulated by the scope of the CCPA. In addition to the CCPA, new privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
With respect to foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the European Union in May 2018 and introduces strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.
Many jurisdictions outside of Europe where we do business directly or through master resellers today and may seek to expand our business in the future, are also considering and/or have enacted comprehensive data protection legislation. These include Australia, Brazil, China, Japan, Mexico and Singapore. We also continue to see jurisdictions imposing data localization laws.For example, Russian laws require personal information of Russian citizens to be, among other data processing operations, initially collected, stored, and modified in Russia. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our products or services or prohibit us from continuing to offer services in those markets without significant additional costs.
Many jurisdictions outside of Europe where we may do clinical trials or otherwise conduct business in future, are also considering and/or have enacted comprehensive data protection legislation. We also continue to see jurisdictions imposing data localization laws. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our products or services or prohibit us from continuing to offer services in those markets without significant additional costs.
Because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices and policies. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit our ability to conduct trials, and adversely affect our business.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease a facility containing of approximately 1,163 square feet of office space for our principal office, which is located at 245 Main Street, 2nd Floor, Cambridge, MA 02142. We license these private offices which are located within a shared workspace on a flexible lease with the Cambridge Innovation Center (“CIC”), which is consistent with CIC’s terms for all tenants.
We believe that our facilities are adequate to meet our current needs and that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.
Item 3. Legal Proceedings.
From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On August 7, 2020, our common stock began trading on the Nasdaq Global Select Market under the symbol “CMPI”. Prior to that time, there was no public market for our common stock.
Stockholders
As of March 25, 2022, there were 23 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
During the period covered by this Form
10-K,
we granted options to purchase an aggregate of 1,484,433 shares of common stock, with exercise prices ranging from $3.12 to $15.65 per share, to directors, employees and consultants pursuant to our 2020 Stock Option and Grant Plan, as amended (the “2020 Plan”). In 2021, 70,174 shares of common stock were issued for gross proceeds of $0.1 million upon the exercise of stock options pursuant to the 2020 Plan.
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
Item 6. [Reserved.]
Not applicable.
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
is a differentiated Toll-like receptor 9 (“TLR9”), agonist delivered as a noninfectious biologic virus-like particle (“VLP”), utilizing a
CpG-A
oligonucleotide as a key component. When injected into a tumor, vidutolimod is designed to trigger the body’s innate immune system, thereby altering the tumor microenvironment and directing activated anti-tumor T cells to attack both the injected tumor and also tumors throughout the body. In a clinical trial of vidutolimod in combination with a systemic checkpoint inhibitor (“CPI”), in patients whose tumors were unresponsive or no longer responsive to a CPI, we have observed a best objective response rate (“ORR”), of 28% (27/98), including post-progression responders. We are evaluating vidutolimod across multiple tumor types in combination with other immunotherapy agents. Our founder, Art Krieg, first reported the discovery of immunostimulatory cytosine-phosphate-guanine (“CpG”), DNA in 1995, which, combined with the discovery of TLR9, led to the recognition that synthetic
CpG-A
oligonucleotides have

the potential to stimulate the TLR9 receptor for therapeutic purposes. Our goal is to establish vidutolimod as a foundational immuno-oncology therapy that engages the innate immune system to fight cancer and improve outcomes for patients with a broad range of solid tumors.
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
We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock.
We have incurred recurring losses and had negative operating cash flows since inception and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of vidutolimod or any other products we acquire or develop. Our net losses were $36.9 million and $61.4 million for the years ended December 31, 2020 and 2021, respectively. We expect to continue to incur significant expenses and to increase operating losses for at least the next several years.
We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•
conduct our current and any additional clinical trials of vidutolimod, including, among others, our current Phase 2 trial in anti-PD-1

refractory melanoma, our current randomized Phase 2/3 trial in first-line melanoma, our current Phase 2 proof of concept trial in head and neck squamous cell carcinoma, and our current Phase 2 proof of concept trial with patient cohorts in anti-PD-1

naïve and

anti-PD-1

refractory CSCC and MCC;

•	conduct the necessary scale-up activities to support the potential commercialization of vidutolimod, if approved;

•	conduct research and preclinical development of any future product candiates

•	hire additional clinical and scientific personnel to support our ongoing preclinical activities and clinical trials of vidutolimod and any other product candidates we choose to develop;

•	seek marketing approval for vidutolimod and any other product candidates that successfully complete clinical development;

•	acquire or in-license additional product candidates;

•	maintain compliance with applicable regulatory requirements;

•	maintain, expand, protect and enforce our intellectual property portfolio;

•	develop and expand our sales, marketing and distribution capabilities for vidutolimod and any other product candidates for which we obtain marketing approval;

•
expand our operational, financial and management systems and increase administrative personnel, including to support our clinical development and commercialization efforts and our operations as a public company;

•	encounter continued delays or interruptions related to current development activities, our supply chain, or the third-parties on whom we rely due to the ongoing COVID-19 pandemic and otherwise; and

•	expand our infrastructure and facilities to accommodate the planned growth of our employee base;

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
Risks and Uncertainties
We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, the outcome of clinical trials, development by competitors of new therapeutics and technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the ongoing COVID-19 global
pandemic or future pandemics, including known and potential additional delays associated with our ability to enroll our ongoing trials. There can be no assurance that we will be able to successfully raise sufficient additional capital or complete in a timely manner the development of, or receive regulatory approval for, any products developed, and if approved, that any products will be commercially viable. Any products resulting from our current research and development efforts will require significant additional research and development, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance reporting capabilities. We have not generated any revenues from the sale of any products to date. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.
We need to obtain significant additional funding and may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing agreements. If we are unable to obtain additional funding, we may be forced to delay, reduce or eliminate some or all of our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
We believe that our existing cash, cash equivalents and
available-for-sale
investments of $70.9 million as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. Because our current operating plan does not contain sufficient resources, we require additional external sources of capital to complete our planned clinical programs for vidutolimod, including completing our ongoing clinical trials. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on
Form 10-K.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2021
COVID-19
In March 2020 the World Health Organization declared the global novel coronavirus disease 2019
(“COVID-19”)
a pandemic. Despite progress with distribution and administration of vaccines,
COVID-19
and its effects continue to evolve, particularly in light of emerging variants, such as Delta and Omicron. Although we have experienced some impact of the ongoing
COVID-19
pandemic on our business and operations, including delays in initiation of study sites and enrolling patients, we cannot currently predict the scope and severity of any potential business shutdowns or disruptions or the resulting impact on clinical trials as the pandemic evolves. Our clinical trials that commenced during the
COVID-19
pandemic have been and continue to be adversely affected by the
COVID-19
pandemic, resulting in patient enrollment delays. As a result, in December 2021, we revised our expectations with respect to the anticipated timing of clinical data milestones in our Phase 2 clinical trial in anti-PD-1 refractory
melanoma patients, our Phase 2/3 trial in first-line melanoma and our Phase 2 clinical trial in head and neck cancer. We are continuing to monitor the latest developments regarding the
COVID-19
pandemic, including the emergence of new and potentially more contagious strains of the virus, and the resulting impact on our ability to enroll our clinical trials. The financial impact of the
COVID-19
pandemic cannot be reasonably estimated at this time and this pandemicmay continue to have a material adverse impact on our business, financial condition and results of operations.
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

•
payments made under third-party licensing agreements, such as the exclusive license agreement we entered into in 2015 with Cytos Biotechnology LTD (now Kuros Biosciences AG, or “Kuros”) (the “Kuros License Agreement”);

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

•	the scope, progress, outcome and costs of our preclinical studies and clinical trials for vidutolimod or any other product candidates we may acquire or develop;

•	making arrangements with third-party manufacturers for both clinical and commercial supplies of vidutolimod or any other product candidates;

•	successful patient enrollment in, and the initiation and completion of clinical trials in a timely manner;

•	raising additional funds necessary to complete clinical development and the potential commercialization, of vidutolimod or any other product candidates;

•	receipt, timing and related terms of marketing approvals from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	developing and implementing marketing and reimbursement strategies;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of vidutolimod or any other products, if approved, whether alone or in collaboration with others;

•	acceptance of vidutolimod or any other products, if approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies and/or changes in standard of care;

•	obtaining and maintaining third-party coverage and adequate reimbursement;

•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;

•	protecting and enforcing our rights in our intellectual property portfolio;

•	significant and changing government regulations; and

•	maintaining an acceptable tolerability profile of the products following approval, if any.
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

Interest Income
Interest income consists of interest earned on our cash, cash equivalent and available-for-sale
investments balances. We expect that our interest income will fluctuate based on prevailing interest rates, our ability to raise additional funds, as well as the amount of expenditures for our clinical development of vidutolimod and ongoing business operations
Income Taxes
There were no provisions for income taxes for the years ended December 31, 2020 and 2021 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.
Results of operations
Comparison of the years ended December 31, 2021 and 2020
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,		Increase (Decrease)
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$45,819	$26,719	$19,100
General and administrative	15,651	10,185	5,466

Total operating expenses	61,470	36,904	24,566
Loss from operations	(61,470)	(36,904)	24,566
Interest income	100	79	21
Loss on sale of available-for-sale investments	(35)	—	35
Change in fair value of convertible notes	—	(83)	(83)

Total other income (expense)	65	(4)	69

Net loss	$(61,405)	$(36,908)	$24,497

Research and Development Expenses
Research and development expenses were $45.8 million in 2021 compared to $26.7 million in 2020. The increase of approximately $19.1 million was primarily related to combined royalty payments of $6.0 million to Kuros which became payable upon the Company initiating dosing of patients in trials which triggered Phase 2 and Phase 3 milestone payments; an increase in clinical trial costs of $6.3 million and outsourced contract manufacturing costs of $3.7 million related to greater activity in our ongoing clinical trials; and additional personnel and consulting costs of $1.5 and stock-based compensation costs of $1.4 million both associated with increased staffing.
General and Administrative Expenses
General and administrative expenses were $15.7 million in 2021 compared to $10.2 million in 2020. The $5.5 million increase is primarily due to expanding our infrastructure to support being a publicly traded company for all of 2021 and included increases in directors and officers insurance of $2.1 million, stock-based compensation of $2.0 million, and professional fees for legal, accounting, recruiting and other public company related costs of $1.0 million.

Other income (expense), net
Other income, net in 2021 included interest income of $0.1 million, which was partially offset by losses on sale of available-for-sale
investments of $35,000.
Other expense, net in 2020 included $0.1 million of interest income slightly more than offset by the change in fair value of convertible notes.
Liquidity and capital resources
Overview
We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through December 31, 2021, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock. In April 2020, we received $10.0 million from the issuance of convertible loan notes and in June 2020, we received $74.6 million in additional net proceeds from the sale of Series C preferred stock.
In August 2020, we completed an IPO in which we received net proceeds of approximately $67.7 million. In connection with the IPO, all outstanding shares of our redeemable preferred stock were converted to common stock.
On September 7, 2021, we filed a shelf registration statement on Form
S-3
(File
No. 333-259353),
which was declared effective by the SEC on September 15, 2021 (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may offer and sell, from time to time, various securities in an aggregate amount of up to $150 million. In connection with filing the Registration Statement, we entered into an Open Market Sale Agreement
SM
(the “2021 Sales Agreement”), with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering of up to $50.0 million through Jefferies as our sales agent. As of December 31, 2021, no shares of common stock have been sold and no net proceeds have been received by us pursuant to the 2021 Sales Agreement.
As of the date of this Annual Report on
Form 10-K,
we have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties,complications, delays and other unknown factors that may adversely affect our business. We expect that we will need substantial additional funding to support our continuing operations.
As of December 31, 2021, we had an accumulated deficit of $201.5 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related conducting clinical trials and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We believe that our existing cash, cash equivalents, and investments of $70.9 million as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned clinical programs for vidutolimod, including completing our ongoing clinical trials. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on
Form 10-K.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,		Increase (Decrease)
	2021	2020
	( in thousands)

Net cash used in operating activities	$(53,715)	$(38,111)	$15,604
Net cash provided by (used in) investing activities	61,189	(83,290)	144,479
Net cash provided by financing activities	146	160,271	(160,124)

Net increase in cash, cash equivalents and restricted cash	$7,620	$38,870	$(31,250)

Operating Activities
During 2021, net cash used in operating activities was $53.7 million, primarily resulting from our net loss of $61.4 million, partially offset by non-cash
charges of $6.3 million and cash provided by changes in our operating assets and liabilities of $1.4 million
During 2020, net cash used in operating activities was $38.1 million, primarily resulting from our net loss of $36.9 million and cash used by changes in our operating assets and liabilities of $3.5 million, partially offset by non-cash
charges of $2.3 million.
Investing Activities
Net cash provided by investing activities of $61.2 million in 2021 reflects purchase and sales of the Company’s available-for-sale
investments of $62.0 million to fund current and future operating activities, partially offset by purchases of machinery and equipment of $0.8 million.
Net cash used in investing activities of $83.3 million in 2020 reflects the investment of the proceeds from our Series B and Series C preferred stock financings and the IPO into investments.
Financing Activities
Net cash provided by financing activities in 2021 was $0.1 million and consisted of proceeds from the exercise of stock options.
Net cash provided by financing activities in 2020 was $160.3 million and consisted of the net proceeds from our IPO of $67.7 million, the issuance of Series B preferred stock and Series C preferred stock of $82.5 million and the proceeds from the issuance of convertible notes of $10.0 million.
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

•
the extent to which we experience delays or interruptions to preclinical studies and clinical trials, to our third-party service providers on whom we rely, or to our supply chain due to the ongoing
COVID-19
pandemic or otherwise;

•
the initiation, progress, timing, costs and results of current and future preclinical studies and clinical trials for vidutolimod and any other product candidates we may develop or acquire in the future;

•	the cost and timing of the manufacture of additional clinical trial materials and the completion of commercial-scale outsourced manufacturing activities;

•	the costs and timing to seek and obtain regulatory approvals for any product candidates that successfully complete clinical trials;

•	the need to hire additional clinical, quality assurance, quality control and other scientificpersonnel;

•	the number and characteristics of product candidates that we develop or may in-license;

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
Pursuant to the Kuros License Agreement, we are required to make payments to Kuros for each product that achieves certain development and regulatory milestones. We may be obligated to make up to $56.0 million in milestone payments to Kuros related to vidutolimod. We are also required to pay royalties on sales of future products, if any. Through December 31, 2021, the Company has incurred license fees and milestone payments totaling $8.3 million, including $6.0 million in 2021. Cost incurred in 2021 relate to: (i) a $2.0 million milestone payment in connection with the dosing of the first patient in the Phase 2/3 first-line melanoma trial for vidutolimod and (ii) a $4.0 million milestone payment in connection with the dosing of a first patient in a Phase 2 trial of vidutolimod in combination with nivolumab for the treatment of patients with anti-PD-1
refractory melanoma and to potentially support a Biologics License Application (“BLA”) and marketing approval of vidutolimod. Future milestone payments will be due upon filing for regulatory approval in each of the United States, Europe and the Far East and for ultimate approval in each of those regions.
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
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined
schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

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
We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.
The fair value of our common stock is also an input used to determine the fair value of stock options. Prior to the IPO, the estimated fair value of our common stock had been determined by our board of directors as of the date of each award, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant, which intended all options granted to be exercisable at price per share not less than the per share fair value of our common stock underlying those options on the grant date. Subsequent to the IPO, the fair value of our common stock is the closing selling price per share of our common stock as reported on the Nasdaq Global Market on the date of grant or other relevant determination date.
Recent accounting pronouncements
A description of recently issued and recently adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form
10-K.
Emerging Growth Company and Smaller Reporting Company Status
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to not “opt out” of this provision and, as a result, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited consolidated financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to the Sarbanes-Oxley Act of 2012, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. We would cease to be an emerging growth company upon the earliest of: (1) the last day of the fiscal year ending after the fifth anniversary of our initial public offering; (2) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (3) the last day of the fiscal year in which we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates
as of the prior June 30th; or (4) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible
debt securities held by
non-affiliates.
We are also a “smaller reporting company” and we may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that (i) the market value of our stock held by non-affiliates
is more than $250 million or (ii) our annual revenue was more than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates
is more than $700 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form
10-K
and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2021, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio.Our cash and cash equivalents were held in savings accounts at banking institutions and a money market fund that invests in U.S. Government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.
As of December 31, 2021, we had no debt outstanding and therefore were not subject to interest rate risk related to debt.
Foreign currency exchange risk
Our primary exposure to market risk is foreign exchange rate sensitivity to the British Pound. We recognized foreign currency losses of approximately $18,000 in the 2021. These foreign currency transaction losses were recorded as a component of general and administrative expense in our consolidated statements of operations. At December 31, 2021, an immediate 5% change in the British Pound exchange rate would not have a material effect on our results of operations.
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
None.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level of December 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting at December 31, 2021 was effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.
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
Item 11. Executive Compensation.
The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is KPMG LLP, Boston, Massachusetts, United States, PCAOB Auditor ID 185.
The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.
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

I
tem
 16.
Form
10-K
Summary
None.

Item 15. Exhibits.
EXHIBIT INDEX
1

Exhibit Number	Exhibit Description

3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39425) filed on August 14, 2020)

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39425) filed on August 14, 2020)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10K (File No. 333-239932) filed on March 29, 2021)

10.1#
2015 Stock Option and Grant Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.2#
2020 Stock Option and Grant Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.4#
Separation Agreement and Release between Checkmate Pharmaceuticals, Inc. and Barry Labinger, dated as of October 27, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 333-239932) filed on October 27, 2021)

10.5#
Form of Indemnification Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.6#
Form of Indemnification Agreement between the Registrant and each of its (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.7#
Interim CEO Agreement between Checkmate Pharmaceuticals, Inc. and Alan Fuhrman, dated as of October 27, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 333-239932) filed on October 27, 2021)

10.8#†
Supply and Non-Exclusive License Agreement, effective as of May 6, 2021, by and between Checkmate Pharmaceuticals, Inc. and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 333-239932) filed on August 12, 2021)

10.9#
Employment Agreement between the Registrant and Art Krieg, dated April 8, 2020, as amended on August 2, 2020 (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.10#
Executive Employment Agreement by and between the Registrant and James Wooldridge, dated September 19, 2019, as amended on August 2, 2020 (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

Exhibit Number	Exhibit Description

10.11#
Executive Employment Agreement by and between the Registrant and Robert Dolski, dated January 4, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 333-39425) filed on January 5, 2021)

10.12 †
Supply and Non-Exclusive License Agreement, effective as of May 6, 2021, by and between Checkmate Pharmaceuticals, Inc. and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39425) filed on August 12, 2021)

10.13 †
Master Clinical Trial Collaboration Agreement by and between the Registrant and Bristol Myers Squibb Company, dated December 7, 2020 (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (File No. 333-239932) filed on March 29, 2021)

10.14#
Executive Employment Agreement by and between the Registrant and Alan Bash, dated February 1, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 333-39425) filed on February 9, 2022)

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10K (File No. 333-239932) filed on March 29, 2021)

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
†	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.
+
The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Annual Report on Form
10-K
and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECKMATE PHARMACEUTICALS, INC.

Date: March 29, 2022	By:	/s/ Alan Bash

Alan Bash
President and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Alan Bash and Robert Dolski, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact
and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form
10-K
and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact
and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Alan Bash Alan Bash	Chief Executive Officer, President and Director (Principal Executive Officer)	March 25, 2022

/s/ Robert Dolski Robert Dolski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2022

/s/ Mike Powell Mike Powell	Director, Chairman	March 25, 2022

/s/ Peter Colabuono Peter Colabuono	Director	March 25, 2022

/s/ Keith Flaherty, M.D. Keith Flaherty, M.D.	Director	March 25, 2022

/s/ Alan Fuhrman Alan Fuhrman	Director	March 25, 2022

/s/ Oren K. Isacoff, M.D. Oren K. Isacoff, M.D.	Director	March 25, 2022

/s/ Joy Yan, M.D., Ph.D. Joy Yan, M.D., Ph.D.	Director	March 25, 2022

/s/ Jon Wigginton, M.D. Jon Wigginton, M.D.	Director	March 25, 2022

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Checkmate Pharmaceuticals, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Checkmate Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
March 29, 2022

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020

Assets
Current Assets:
Cash and cash equivalents	$50,675	$43,055
Restricted cash	20	20
Short-term investments	20,192	51,831
Prepaid expenses and other current assets	3,075	7,195

Total current assets	73,962	102,101

Investments, non-current	—	30,973
E quipment, net	777	—
Other assets	4,099	—

Total assets	$78,838	$133,074

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,385	$2,297
Accrued expenses	5,994	5,578

Total current liabilities	9,379	7,875

Total liabilities	9,379	7,875

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2021 and 2020; no shares outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2021 and 2020; 21,630,572 and 21,560,398 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	270,947	265,342
Accumulated other comprehensive gain (loss)	(14)	(74)
Accumulated deficit	(201,476)	(140,071)

Total stockholders’ equity	69,459	125,199

Total liabilities and stockholders’ equity	$78,838	$133,074

The accompanying notes are an integral part of these consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year e nded December 31,
	2021	2020
Operating expenses:
Research and development	$45,819	$26,719
General and administrative	15,651	10,185

Total operating expenses	61,470	36,904

Loss from operations	(61,470)	(36,904)

Other income (expense):
Interest income	100	79
Loss on sale of available-for-sale investments	(35)	—
Change in fair value of convertible notes	—	(83)

Total other income (expense)	65	(4)

Net loss	$(61,405)	$(36,908)

Reconciliation of net loss attributable to common stockholders:
Net loss	$(61,405)	$(36,908)
Accretion of issuance costs on redeemable convertible preferred stock	—	(461)
Accrued dividends on redeemable convertible preferred stock	—	(5,536)

Net loss attributable to common stockholders	$(61,405)	$(42,905)

Weighted-average common shares outstanding—basic and diluted	21,615,970	9,559,898

Net loss per share attributable to common stockholders—basic and diluted	$(2.84)	$(4.49)

Comprehensive loss:
Net loss	$(61,405)	$(36,908)
Unrealized gain (loss) on available-for-sale investments	60	(74)

Comprehensive loss	$(61,345)	$(36,982)

The accompanying notes are an integral part of these consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	25,000,000	$32,482	26,283,386	$64,446	—	$—	1,488,489	$1	$—	$(97,437)	—	$(97,436)
Issuance of Series B preferred stock at $2.1687 per share, net of issuance costs of $27	—	—	3,688,898	7,973	—	—	—	—	—	—	—	—
Exercise of Series B preferred stock tranche right	—	—	—	300	—	—	—	—	—	—	—	—
Issuance of Series C preferred stock at $1.6016 per share, net of issuance costs of $435	—	—	—	—	46,828,167	74,566	—	—	—	—	—	—
Conversion of convertible notes into Series C convertible preferred stock	—	—	—	—	6,295,756	10,083	—	—	—	—	—	—
Accretion of issuance costs related to redeemable convertible preferred stock	—	—	—	27	—	434	—	—	—	(461)	—	(461)
Accrued dividends on redeemable convertible preferred stock	—	1,222	—	3,152	—	1,162	—	—	(271)	(5,265)	—	(5,536)
Conversion of redeemable convertible preferred stock to common stock	(25,000,000)	(33,704)	(29,972,284)	(75,898)	(53,123,923)	(86,245)	14,948,241	1	195,846	—	—	195,847
Exercise of stock options	—	—	—	—	—	—	13,807	—	20	—	—	20
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,035	—	—	2,035
Issuance of common shares upon initial public offering net of issuance cost of $3,571	—	—	—	—	—	—	5,109,861	—	67,712	—		67,712
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	(74)	(74)
Net loss	—	—	—	—	—	—	—	—	—	(36,908)	—	(36,908)

Balances at December 31, 2020	—	$—	—	$—	—	$—	21,560,398	$2	$265,342	$(140,071)	(74)	$125,199

Exercise of stock options	—	—	—	—	—	—	70,174	—	146	—	—	146
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,459	—	—	5,459
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	—	60	60
Net loss	—	—	—	—	—	—	—	—	—	(61,405)	—	(61,405)

Balances at December 31, 2021	—	$—	—	$—	—	$—	21,630,572	$2	$270,947	$(201,476)	(14)	$69,459

The accompanying notes are an integral part of these consolidated financial statements.

5

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(61,405)	$(36,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,459	2,035
Depreciation	66	—
Amortization/accretion of investments	691	188
Change in fair value of convertible notes	—	83
Loss on sale of available-for-sale investments	35	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	4,033	(6,049)
Other assets	(4,099)	—
Accounts payable	1,089	63
Accrued expenses	416	2,477

Net cash used in operating activities	(53,715)	(38,111)

Cash flows from investing activities
Purchases of investments	(10,239)	(83,290)
Maturities of investments	41,491	—
Sales of investments	30,780	—
Purchases equipment	(843)	—

Net cash provided by (used in) investing activities	61,189	(83,290)

Cash flows from financing activities
Proceeds from stock option exercises	146	20
Proceeds from issuance of convertible preferred stock, net	—	82,539
Proceeds from initial public offering of common stock, net	—	67,712
Proceeds from issuance of convertible notes	—	10,000

Net cash provided by financing activities	146	160,271

Net increase in cash, cash equivalents and restricted cash	7,620	38,870
Cash, cash equivalents and restricted cash at beginning of period	43,075	4,205

Cash, cash equivalents and restricted cash at end of period	$50,695	$43,075

Supplemental disclosure of non-cash financing activities:
Accretion of issuance costs related to redeemable convertible preferred stock	$—	$461
Exercise of Series B preferred stock tranche right	$—	$300
Accrued dividends on redeemable convertible preferred stock	$—	$5,536
Conversion of convertible notes into Series C preferred stock	$—	$10,083
Conversion of redeemable convertible preferred stock into common stock	$—	$195,847
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
In connection with the closing of the initial public offering, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 14,948,241 shares of the Company’s common stock. As a result of the conversion, the Company reclassified the carrying value of its preferred stock, which included all cumulative but unpaid dividends, to common stock and additional paid-in-capital
and therefore there was no outstanding redeemable convertible preferred stock as of December 31, 2021 and 2020.
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
2 – GOING CONCERN
Since inception, the Company has incurred recurring losses and negative cash flows from operations. The Company expects to continue to generate operating losses for the foreseeable future. The Company has funded its operations primarily with proceeds from the sale of its common stock, convertible debt and redeemable convertible preferred stock. The Company’s cash, cash equivalents and available-for-sale
investments were $70.9 million as of December 31, 2021.
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update
(“ASU”) 2014-15,
 Disclosure of Uncertainties about an Entity’s Ability to Continue as
a
Going Concern (Subtopic
 205-40)
, management is required to assess the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company expects to seek additional funding to sustain its future operations through issuances of equity, licenses and other strategic collaborations. If the Company is unable to secure adequate additional funding, the Company may make reductions in certain expenditures. This may include delaying, reducing the scope of, suspending or eliminating one or more research and development or clinical programs.
As a result, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company expects its existing cash, cash equivalents and available-for-sale
investments will be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2022. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
3 – S
UMMARY
OF
S
IGNIFICANT
A
CCOUNTING
P
OLICIES
Basis of Presentation and Principles of Consolidation
The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiary Checkmate Pharmaceuticals Security Corporation. Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the Accounting Standard Codification (ASC) and ASU of the FASB.
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

Segment Information
The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. As of December 31, 2021 and 2020, all of the Company’s long-lived assets were domiciled in the United States.
Cash Equivalents
The Company considers all highly liquid investments purchased with remaining maturities of three months or less on the purchase date to be cash equivalents. The Company’s cash equivalents at December 31, 2021 and 2020 were
$49.5 million and $8.8 million, respectively, and were comprised primarily of money market funds.
Restricted Cash
As of December 31, 2021 and 2020, the Company maintained a restricted cash balance of $20,000 relating to a corporate credit card account in a money market account.
Investments
The Company invests excess cash balances in commercial paper and corporate debt securities. The Company considers investments in commercial paper and corporate debt securities with an original maturity when purchased of greater than three months as available-for-sale.
The Company reports
available-for-sale
investments at fair value at each balance sheet date, and includes any unrealized holding gains and losses in other comprehensive gain (loss), a component of stockholders’ equity. Realized gains and losses are determined using the specific-identification method, and are included in other (expense) income, net in its consolidated statements of operations and comprehensive loss. Should any adjustment to fair value reflect a decline in the value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other than temporary” and, if so, recognizes the associated unrealized loss through a charge to the consolidated statements of operations and comprehensive loss. The Company did not record any impairment charges related to investments during the years ended December 31, 2021 and 2020.
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
non-current
and are included in investments,
non-current
in the consolidated balance sheets.
Equipment
Equipment is recorded at cost less accumulated depreciation. Equipment is comprised of laboratory equipment and is being depreciated using the straight-line method over the estimated useful life of five years for each asset. Accumulated depreciation at December 31, 2021 was
$0.1
million. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in gain or loss from operations.
Impairment of long—lived assets
Long-lived assets consist of machinery and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. Recoverability is measured by comparing estimated undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the periods presented.
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
Preferred Stock Tranche Right Liability
The Company classified preferred stock tranche rights as a liability on its balance sheet as each preferred stock tranche right was a freestanding financial instrument that required the Company to transfer assets upon the achievement of specified milestone events. The Company recorded a preferred stock tranche right liability initially at fair value upon the date of issuance of a preferred stock tranche right and subsequently remeasured to fair value at each reporting date. Changes in the fair value of a preferred stock tranche right liability were recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Changes in the fair value of a preferred stock tranche right liability were recognized until the respective preferred stock tranche right was settled upon achievement of the specified milestone event in January 2020.
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

Cash, cash equivalents, restricted cash and investments are reported at fair value based on Level 1 and Level 2 inputs (Note 3). Prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
The value of the convertible notes (Note 7) and Series B preferred stock tranche right liability (Note 8) were determined according to Level 3 inputs.
There were no transfers among the fair value hierarchy during the years ended December 31, 2021 and 2020.
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
Foreign Currency Transaction Gains or Losses
Transactions denominated in foreign currencies, which are primarily contract manufacturing services, are recorded in U.S. dollars on the date of those transactions. Adjustments arising from foreign currency transactions between the purchase and the settlement dates are reflected in the consolidated statements of operations and comprehensive loss as a component of operating expenses. The Company recorded foreign currency transaction gains of
$18,000 and $0.1
million in the years ended December 31, 2021 and 2020, respectively, in the consolidated statements of operations.
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
Net Loss per Share Attributable to Common Stockholders
For the year ended December 31, 2021, the Company calculated basic net loss per share by dividing the net loss by the weighted average number of common shares outstanding during the period.
For the year ended December 31, 2020, the Company followed the two-class
method for computing net loss per share, as the Company had outstanding shares during that period that met the definition of participating securities. The two-class
method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period without consideration for potentially dilutive securities. Net loss attributable to common stockholders is allocated to each share on an as-converted
basis as if all of the net loss for the period had been distributed. During periods in which the Company incurred a net loss, the Company does not allocate net loss to participating securities because they do not have a contractual obligation to share in the net loss of the Company.
The Company computes diluted net loss per common share after giving consideration to all potentially dilutive common equivalents, including preferred stock, common stock options and common stock issuable under the Company’s employee stock purchase plan.
Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive. Options to purchase common stock at December 31, 2021 and 2020 of
 3,169,418 and 2,537,669,
respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive.
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
Stock-Based Compensation
The Company issues stock-based awards to employees and
non-employees,
generally in the form of stock options. The Company accounts for its stock-based compensation awards in accordance with ASC 718,
Compensation—Stock Compensation
. The majority of the Company’s stock-based awards have been made to employees and board of director members. The Company measures compensation cost for all equity awards at their grant-date fair value and recognize compensation expense over the requisite service period, which is generally the vesting period, on a straight-line basis. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model, which requires management to make assumptions with respect to the fair value of common stock on the grant date (for those stock options granted before the Company’s initial public offering), the expected term of the award, the expected volatility of the Company’ stock, calculated based on a period of time generally commensurate with the expected term of the award, risk-free interest rates and expected dividend yields of stock. The expected term of the Company’s stock options is determined utilizing the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees
is equal to the contractual term of the option award. Forfeitures are accounted for as they occur. Historically, for periods before the Company’s initial public offering, the fair value of the shares of common stock was determined on each grant date by the board of directors based on valuation estimates from management considering the most recently available independent third-party valuation of the Company’s common stock. The Company’s board of directors also assessed and considered, with input from management, additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the grant date. The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.
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
Emerging Growth Company Status
The Company is an “emerging growth company,” (EGC) as defined in the Jumpstart Our Business Startups Act, (JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an offering or such earlier time that it is no longer an EGC.
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

4 – F
AIR
V
ALUE
M
EASUREMENT
The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:

Money markets funds (included in cash equivalents)	$49,482	$—	$—	$49,482
Corporate debt securities	—	20,192	—	20,192

Total assets	$49,482	$20,192	$—	$69,674

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:

Money markets funds (included in cash equivalents)	$7,839	$—	$—	$7,839
Corporate debt securities	—	42,701	—	42,701
Commercial paper	—	41,103	—	41,103

Total assets	$7,839	$83,804	$—	$91,643

Marketable securities classified as Level 2 within the valuation hierarchy consist of commercial paper and corporate debt securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.
5
– INVESTMENTS
The following tables summarize the amortized cost and estimated fair value of the Company’s investments, which are considered to be available-for-sale
investments as of December 31, 2021 and 2020:
As of December 31, 2021

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-term Investments	Investments, non-current
	(in thousands )
Corporate debt securities	$20,206	$—	$(14)	$20,192	$20,192	$—

As of December 31, 2020

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-term Investments	Investments, non-current
	(in thousands)

Commercial paper	$42,709	$8	$(16)	$42,701	$42,701	$—
Corporate debt securities	41,169	—	(66)	41,103	10,130	30,973

Total	$83,878	$8	$(82)	$83,804	$52,831	$30,973

At December 31, 2021, all
available-for-sale
investments had contractual maturities of one year or less, and there were no securities in the Company’s total investment portfolio that were in a continuous unrealized loss position for more than 12 months. The Company concluded that the net declines in market value of available-for-sale
securities were temporary in nature and did not consider any of investments to be other-than-temporarily impaired.
6 – A
CCRUED
E
XPENSES
Accrued expenses consist of the following:

	December 31,
	2021	2020
	(in thousands)
Payroll and employee related expenses	$2,499	$1,555
External research and development	3,291	3,633
Other accrued expenses	204	390

Total accrued expenses	$5,994	$5,578

7 –
C
ONVERTIBLE
N
OTES
On April 21, 2020, the Company entered into a note purchase agreement, pursuant to which the Company issued unsecured convertible notes to investors for a total of
 $
10.0
 million in
principal.
On June 2, 2020, upon the Series C preferred stock financing, the outstanding principal and unpaid accrued interest of the convertible notes of
$10.1 million converted into 6,295,756 shares of Series C preferred stock.
The change in fair value of the convertible notes prior to close of the Series C preferred stock financing of $0.1 million primarily related to the accrued interest earned on the convertible notes prior to such financing.
8 – R
EDEEMABLE
C
ONVERTIBLE
P
REFERRED
S
TOCK
As of December 31, 2021, the Company has 10,000,000 shares of undesignated preferred stock authorized. No shares of preferred stock have been issued.
As of December 31, 2019, the Company had 51,283,386 shares of preferred stock issued and outstanding, comprised of 25,000,000 shares designated as Series A preferred stock and 26,283,386 shares designated as Series B preferred stock.
In January 2020, the Company issued 3,688,898 shares of Series B preferred stock resulting in net proceeds received of $8.0 million.
In June 2020, the Company entered into a Series C preferred stock purchase agreement, pursuant to which the Company issued 46,828,167 shares of Series C preferred stock, resulting in net proceeds received
 o
f
 $74.6 million and an additional 6,295,756 shares of Series C preferred stock in satisfaction of the conversion of $10.0 million convertible notes and $0.1 million of accrued interest.
In connection with the Company’s IPO, all shares of preferred stock converted into 14,948,241 shares of common stock.
9 – C
OMMON
S
TOCK
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
10 – S
TOCK
-B
ASED
C
OMPENSATION
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

In August 2020
, the Company’s board of directors and stockholders adopted and approved the Checkmate Pharmaceuticals, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and cash-based awards to its officers, employees, non-employee
directors and consultants of the Company. The maximum number of stock awards to be issued under the 2020 Plan is 4,797,421 shares, which is comprised of the initial limit of 3,205,430 shares
,
729,575 shares that were remaining available for issuance under the Company’s 2015
Plan and 862,416 added to the 2020 Plan in 2021 by the Board of Directors in accordance with the Company’s “evergreen” provision. Under the terms of this provision, each
January 1, beginning on January 1, 2021, the number of shares of stock reserved and available for issuance under the 2020 Plan shall be cumulatively increased by 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as approved by the 2020 Plan administrator. Upon the creation of the 2020 Plan, no new stock awards will be issued from the 2015 Plan. Any awards granted from the 2015 Plan that are forfeited, canceled, or held back will be added back to shares issuable under the 2020 Plan. As of December 31, 2021, an aggregate of 2,617,066 shares of common stock was available for future grant
.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year ended December 31,
	2021	2020

Risk-free interest rate	0.94%	0.31%
Expected term (in years)	5.90	5.92
Expected volatility	83.02%	78.84%
Dividend yield	—	—

The per share weighted average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $6.46 and $14.50, respectively. As of December 31, 2021, total unrecognized compensation expense related to stock options totaled $11.4 million, which is expected to be recognized over a weighted average period of 2.5 years. The following table summarizes the activity under the Company’s stock option plan during the year ended December 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2020	2,537,669	$9.61	8.2	$13,177
Granted	1,484,433	$9.28
Forfeited	(782,510)	$11.49
Exercised	(70,174)	$2.07

Outstanding at December 31, 2021	3,169,418	$9.16	8.0	$336

Vested and expected to vest at December 31, 2021	3,169,418	$9.16	8.0	$336
Exercisable at December 31, 2021	1,316,691	$7.43	6.9	$310
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised during the year ended December 31, 2021 was $0.8 million.
Stock-based Compensation Expense
Total stock-based
compensation expense was classified in the accompanying consolidated statements of operations as follows:

	Year ended December 31,
	2021	2020
	(in thousands)

Research and development	$2,381	$942
General and administrative	3,078	1,093

Total stock-based compensation expense	$5,459	$2,035

Employee Stock Purchase Plan
In July 2020, the Company’s board of directors and stockholders adopted and approved the Checkmate Pharmaceuticals, Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”). The 2020 ESPP was created to provide eligible employees of the Company and other qualified participants to purchase the Company’s common stock at 85% of the fair market value of the common stock on the offering date or the exercise date, whichever is lower, for up to 15% of such employee’s compensation for each pay period. The Company reserved 267,119 shares of common stock for the 2020 ESPP. The 2020 ESPP provides for an annual increase in the number of shares of common stock to be reserved for future issuance under the 2020 ESPP. Each January 1, beginning on January 1, 2022, the number of shares of stock reserved and available for issuance under the 2020 ESPP shall be cumulatively increased by the lesser of (i) 267,119 shares of common stock, (ii) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the 2020 ESPP administrator. No shares of the Company’s common stock were purchased under the ESPP for the years ended December 31, 2021 and 2020.

F-1
7

11 – I
NCOME
T
AXES

For the year ended December 31, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company’s effective income tax rate:

	Year ended December 31,
	2021	2020
Tax at U.S. statutory rate	21.00%	21.00%
Changes from statutory rate:
State taxes, net of federal benefit	6.54%	4.61%
Non-deductible permanent items	(0.46)%	—
Tax credits	6.12%	1.97%
Stock-based compensation	(0.51)%	(1.11)%
Change in valuation allowance	(32.69)%	(26.47)%

Effective income tax rate	0.00%	0.00%

The components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Deferred tax assets

Net operating loss carryforwards	$44,919	$30,120
Tax credits	9,239	4,891
Stock-based compensation expenses	1,032	108
Accrued expenses and other	627	612

Gross deferred tax assets	55,817	35,731
Valuation allowance	(55,806)	(35,731)

Total deferred tax assets, net	$11	$—

Deferred tax liabilities
Depreciation and amortization	$(11)	$—

Total deferred tax liabilities, net	$(11)	$—

Net deferred tax asset (liability)	$—	$—

The Company has weighed the positive and negative evidence to assess the recoverability of its deferred tax assets. Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. After this assessment, the Company determined it was more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $55.8 million and $35.7 million, respectively. For the years ended December 31, 2021 and 20
20
, the Company recorded a net valuation increase of $20.1 million and $9.8 million, respectively, primarily related to net operating losses (“NOLs”) and tax credits.
As of December 31, 2021, the Company had gross U.S. federal net operating loss carryforwards of $169.3 million including $138.0 million that had an indefinite carryforward period with utilization limited to 80% and $31.3 million that were subject to expiration at various dates through 2037. The Company had state net operating loss carryforwards of $147.9 million which will expire at various times through
 2041.
As of December 31, 2021, the Company had combined U.S. federal and state research and development tax credit

F-
18

carryforwards of $12.2 million
which
will begin to expire in 203
1
. The net operating loss and research and development tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.
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
The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation through December 31, 2021. The results of this study indicated that the Company experienced ownership changes as defined by Section 382 of the Code. The Company has identified approximately $1.3 million of NOLs that, as a result of these restrictions, will expire unused, and therefore have been excluded from the deferred tax assets in the table above.
The Company files income tax returns in the United States and various states. As of December 31, 2021, there are currently no income tax audits in progress. The federal and state income tax returns are generally subject to examinations for the tax years ended December 31, 2018 through December 31, 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.
The Company accounts for uncertainty in income taxes under the provisions of AC740 which defines the thresholds for recognizing the benefits of tax return positions in the consolidated
financial statements as “more likely than not” to be sustained by the taxing authority. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement. As of December 31, 2021 and 2020, the Company has recorded $2.4 million and $1.3 million, respectively in unrecognized tax benefits. Any future interest and penalties related to income tax matters would be recognized in the provision for income tax. As of December 31, 2021 and 2020, no liability was recorded on the consolidated balance sheets for uncertain tax positions since the balance is fully offset by deferred tax assets, and the Company did not have a balance of accrued interest and penalties related to uncertain tax positions.
The following is reconciliation of the total amounts of unrecognized benefits:

	December 31,
	2021	2020
	(in thousands)
Unrecognized benefits at the beginning of the year	$1,307	$—
Additions for the tax positions related to the current year	1,126	1,307

Unrecognized benefits at the end of the year	$2,433	$1,307

12 – C
OMMITMENTS
AND
C
ONTINGENCIES
Operating Lease
The Company has a
month-to-month
lease agreement for its corporate space in Cambridge, Massachusetts. Rent expense is recognized as incurred. Rent expense for the years ended December 31, 2021 and 2020 was $0.6 million and $0.5 million, respectively.

F-
19

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
License Agreement
In June 2015, the Company entered into an exclusive license agreement with Cytos Biotechnology LTD (now Kuros Biosciences AG, or “Kuros”) as amended in August 2017 and as further amended in January 2018 (the “Kuros License Agreement”). Pursuant to the Kuros License Agreement, in return for payments made, the Company was granted an exclusive, royalty-bearing, sublicensable, worldwide license, under all of Kuros’ intellectual property rights, including any intellectual property rights arising during the term of the agreement, to commercially develop, manufacture, use, distribute, and sell certain therapeutic products, including vidutolimod, (the “Licensed Products”) for the diagnosis, treatment and prevention of all indications in humans and animals. Under the terms of the Kuros License Agreement, the Company is required to use commercially reasonable efforts to develop at least one Licensed Product. Under the Kuros License Agreement, the Company agreed to make payments to Kuros for each product that achieves certain development and regulatory milestones, including payments of up to
$56.0
million for the Company’s current oncology programs. Through December 31, 2021, the Company has incurred license fees and milestone payments totaling

$8.3 million, including $6.0 million in 2021. Cost incurred in 2021 relate to: (i) a $2.0 million milestone payment in connection with the dosing of the first patient in the Phase 2/3 first-line melanoma trial for vidutolimod and (ii) a $4.0 million milestone payment in connection with the patient dosing in a Phase 2 trial of vidutolimod in combination with nivolumab for the treatment of patients with anti-PD-1
refractory melanoma and to potentially support a Biologics License Application (“BLA”) and marketing approval of vidutolimod. Future milestone payments will be due upon filing for regulatory approval in each of the United States, Europe and the Far East and for ultimate approval in each of those regions.
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
13 – D
EFINED
C
ONTRIBUTION
P
LAN
The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The 401(k) Plan provides for matching contributions on a portion of participant contributions pursuant to the 401(k) Plan’s matching formula. The Company contributed
$0.2
million and $0.1 million to the 401(k) Plan for the years ended December 31, 2021 and 2020, respective ly

F-2
1