Form 10-K/A
period 2021-12-31
Checkmate Pharmaceuticals, Inc.
filed 2022-04-29
CIK 1651431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A

Amendment No. 1
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________
Commission File Number
001-39425

CHECKMATE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4813934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Main Street, 2nd Floor Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)
(617) 682-3625
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CMPI	The Nasdaq Global Market
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was $124,028,535 as of June 30, 2021 (based on a closing price of $5.96 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate
common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 22, 2022, the total number of shares outstanding of the registrant’s common stock was 22,020,131 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Checkmate Pharmaceuticals, Inc. (“Checkmate,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form
10-K/A
for the year ended December 31, 2021 (“Form
10-K/A”)
to amend our Annual Report on Form
10-K
for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “Original Form
10-K”).
We are filing this Form
10-K/A
to present the information required by Part III of Form
10-K
that was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the below referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Form
10-K/A
to provide information required in Part III of Form
10-K
for the fiscal year ended December 31, 2021, because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year. The Company is hereby amending the Original Form
10-K
as follows:

•
On the cover page, (i) to delete the reference in the Original Form
10-K
to the incorporation by reference of the Company’s definitive proxy statement for its 2022 annual meeting of stockholders (the “Annual Meeting”) and (ii) to update the date as of which the number of outstanding shares of the Company’s common stock, par value $0.0001 per share (the “common stock”), is being provided;

•
To present the information required by Part III of Form
10-K,
which information we originally indicated in the Original Form
10-K
would be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with our Annual Meeting; and

•
To amend and restate Part IV, Item 15(b) (Exhibits 31.1 and 31.2) in their entirety to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form
10-K/A
as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. The Exhibit Index has also been amended and restated in its entirety to include the certifications as exhibits.

Except as described above, no other changes have been made to the Original Form
10-K.
This Form
10-K/A
does not otherwise update information in the Original Form
10-K
to reflect facts or events occurring subsequent to the filing date of the Original Form
10-K.
This Form
10-K/A
should be read in conjunction with the Original Form
10-K
and with any of our filings made with the SEC subsequent to filing of the Original Form
10-K.
Proposed Merger and Expected Form 15 Filing
On April 18, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Regeneron Pharmaceuticals, Inc., a New York corporation (“Parent”), and Scandinavian Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Upon consummation of the Merger, Purchaser will merge with and into the Company, with the Company continuing as a wholly owned subsidiary of Parent (the “Merger”).
Pursuant to the Merger Agreement, each issued and outstanding share of common stock (other than (i) shares of common stock with respect to which the holders thereof have properly exercised and perfected demands for appraisal of such shares in accordance with the Delaware General Corporation Law, (ii) shares of common stock that are owned by the Company as treasury stock, and (iii) shares of common stock then held by Parent or Purchaser) will be converted automatically into and will thereafter represent only the right to receive $10.50 in cash, without interest.
Immediately prior to the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of any holder thereof, each outstanding and unexercised Company option, whether or not vested, that has a per share exercise price that is less than the Merger Consideration (as defined in the Merger Agreement) shall be cancelled and the holder thereof shall be entitled to receive a cash payment equal to (A) the excess, if any, of (x) the Merger Consideration over (y) the exercise price payable per share under such option, multiplied by (B) the total number of shares subject to such option
immediately prior to the Effective Time (without regard to vesting).

As a result of the Merger, if consummated, the Company intends to file a Form 15 with respect to all of its registered classes of securities to terminate the registration of such securities under Section 12(g) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and suspend the duty of the Company to file reports under Sections 13 and 15(d) of the Exchange Act. As a result of such termination and suspension, the Company will no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act. Prior to the filing of such Form 15, SEC rules and regulations require the Company to first file this Form
10-K/A
in order to complete the Company’s Original Form
10-K
and be current in its Exchange Act reporting obligations.

CHECKMATE PHARMACEUTICALS, INC.
FORM
10-K/A
December 31, 2021

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Names of Directors and Other Information
Our board of directors is divided into three classes. Each class consists, as nearly as possible, of one-third
of the total number of directors, and each class has a three-year term. The board of directors presently has eight members. Following are brief biographies of each person serving as a member of our board of directors.

Name	Positions Held with Checkmate	Director Since	Class and Year in Which Term Will Expire	Age
Michael Powell, Ph.D.	Chairperson of the Board of Directors and Director	2015	Class I—2024	67
Alan Bash	Chief Executive Officer, President and Director	2022	Class I—2024	50
Joy Yan, M.D., Ph.D.	Director	2021	Class I—2024	43
Peter Colabuono	Director	2019	Class II–2022	40
Oren Isacoff, M.D.	Director	2020	Class II–2022	38
Keith Flaherty, M.D.	Director	2019	Class III—2023	51
Alan Fuhrman	Director	2019	Class III—2023	65
Jon Wigginton, M.D.	Director	2022	Class III—2023	60
Michael Powell, Ph.D.,
Michael Powell, Ph.D. has served as chairperson and a member of our board of directors since our inception. Dr. Powell is an Executive Partner at Omega Funds, where he has worked since 2021. Before joining Omega, Dr. Powell was a General Partner at Sofinnova Investments, Inc., from 1997 until 2021, Group Leader of Drug Delivery at Genentech, Inc. from 1990 until 1997, Director of Product Development at Cytel, Inc. from 1987 until 1990, and Senior Scientist at Syntex Research (F.
Hoffmann-La
Roche AG) from 1984 until 1987. Dr. Powell currently serves as chair of the board of directors of Galera Therapeutics, Inc. He also serves on the Washington University in St. Louis Board of Trustees, and is an Adjunct Professor of Pharmaceutical Chemistry at the University of Kansas. Dr. Powell holds a B.S. in chemistry from Scarborough College and a Ph.D. in physical chemistry from the University of Toronto and he completed post-doctoral studies in bioorganic chemistry at the University of California as a National Science and Engineering Research Council Scholar. We believe Dr. Powell is qualified to serve on our board of directors due to his extensive experience in pharmaceutical development and his service as a director of other publicly traded companies.
Alan Bash
has served as our President and Chief Executive Officer and as a member of our board of directors since March 2022. Before joining us, Mr. Bash served in various roles at Bristol-Myers Squibb (“Bristol-Myers”) from July 1999 until February 2022, most recently as Senior Vice President, Commercial Model Innovation. Mr. Bash holds a B.A. from Georgetown University and an M.B.A. from Columbia Business School. We believe Mr. Bash is qualified to serve on our board of directors due to his management experience and extensive experience in pharmaceutical development.

Joy Yan, M.D., Ph.D.,
has served as a member of our board of directors since December 2021. Dr. Yan is Chief Medical Officer at KeyMed Biosciences Inc. (“KeyMed Biosciences”), where she has worked since January 2022. Prior to KeyMed Biosciences, Dr. Yan was Chief Medical Officer at Ambrx Biopharma Inc. (“Ambrx”) from October 2020 until January 2022. Prior to Ambrx, she was Senior Clinical Lead, Team Leader, Immuno-Oncology at Bristol-Myers from April 2017 until October 2020, where she led the successful development of immuno-oncology assets (nivolumab and ipilimumab) from strategic planning through global submissions and approvals, including Bristol-Myers’ first FDA pilot programs (RTOR, Project ORBIS, AAid). Previously, she served as Director of Oncology Clinical Research at Janssen Pharmaceutical (“Janssen”), where she led daratumumab and anti-IL3R programs, from September 2016 to April 2017. Before Janssen, she served as Director of Clinical Development at Bayer AG where she led Phase 1, 2, 3 studies evaluating different NMEs/MOAs including Radium-223, ADCs, Bi-specifics, and
TKIs across many tumor types from October 2014 to September 2016. Dr. Yan currently serves on the board of directors of Moleculin Biotech, Inc. Dr. Yan completed her Ph.D. in biochemistry and molecular biology at Johns Hopkins University. She received her M.D. from China Medical University and did her residency and clinical fellowship at University of Washington. We believe that Dr. Yan is qualified to serve on our board of directors due to her management experience, extensive experience in pharmaceutical development and her service as a director of other publicly traded companies.
Peter Colabuono
 has served as a member of our board of directors since August 2019. Mr. Colabuono is Principal at Decheng Capital (“Decheng”), where he has worked since October 2016. Before joining Decheng, Mr. Colabuono previously held several operational roles, including Associate at Frazier Healthcare Ventures from January 2008 until August 2011, where he led the investment and company formation for Silvergate Pharmaceuticals, Inc., a pediatric rare disease company that has launched four internally developed and proprietary products, where he held operational roles from September 2011 until June 2014. He previously served as an analyst in the Morgan Stanley Investment Banking group from 2006 until 2008 and an analyst in the Cowen Healthcare Investment Banking group from 2005 until 2006. He also held positions at Aquilo Partners, an advisory firm, and Ironwood Pharmaceuticals, Inc., a commercial biotech company, during 2014 until 2016. Mr. Colabuono currently serves as President & CEO for and sits on the board of directors of Ariagen, Inc. Mr. Colabuono holds a B.A. in molecular biology and biochemistry from Dartmouth College. We believe that Mr. Colabuono is qualified to serve on our board of directors due to his experience in the areas of finance, investment, financial transactions, operations and drug development.
Oren Isacoff, M.D.
has served as a member of our board of directors since June 2020. Dr. Isacoff is currently Chief Development Officer at Curalta Health, LLC (“Curalta Health”). Prior to joining Curalta Health, he was a Principal at Longitude Capital (“Longitude”) where he worked from May 2015 until August 2021. Prior to Longitude, Dr. Isacoff was a Senior Associate on the Healthcare Team at TPG Special Situation Partners, starting in August 2014. Dr. Isacoff completed his internship at Massachusetts General Hospital and maintains an active medical license. He was actively involved with Longitude’s investments in Cydan Development, Inc., Poseida Therapeutics, Inc. (PSTX) and Tricida, Inc. (TCDA). He previously served as a board observer at Inozyme Pharma, Inc. (INZY), KaNDy Therapeutics Ltd. (acquired by Bayer AG) and Zavante Therapeutics, Inc. (acquired by Nabriva Therapeutics plc). Dr. Isacoff holds an M.D. and an M.B.E. from the Perelman School of Medicine, an M.B.A. from the Wharton School, and a B.A. in Political Science and B.S. in Economics from the University of Pennsylvania. We believe that Dr. Isacoff is qualified to serve on our board of directors due to his extensive educational history and experience in the venture capital industry.
Keith Flaherty, M.D.,
has served as a member of our board of directors since March 2019. Dr. Flaherty is the Director of Clinical Research at Massachusetts General Hospital Cancer Center, where he has worked since July 2009. Dr. Flaherty is also a Professor of Medicine at Harvard Medical School, where he has taught since 2009. He co-founded
Loxo Oncology, Inc. in 2012 and served on the board of directors until its acquisition by Eli Lilly and Company. Dr. Flaherty currently sits on the board of directors of Clovis Oncology, Inc., Strata Oncology, Inc., Kinnate Biopharma, Inc. (KNTE), and Scorpion Therapeutics, Inc.. He trained in internal medicine at Brigham and Women’s Hospital, and in medical oncology at the University of Pennsylvania, earning board certifications in these specialties. Dr. Flaherty holds a B.S. in neurobiology from Yale University and an M.D. from The Johns Hopkins School of Medicine. We believe that Dr. Flaherty is qualified to serve on our board of directors due to his scientific background and experience as a clinician in the field of oncology.

Alan Fuhrman
has served as a member of our board of directors since June 2019 and has served as our Interim Chief Executive Officer and President from October 2021 through February 2022. Mr. Fuhrman is an experienced financial operations leader with a focus on guiding the growth of innovative pharmaceutical and biotechnology companies. Mr. Fuhrman is a member of the board of directors and chair of the audit committee for SpringWorks Therapeutics (SWTX) and a member of the board of directors and chair of the audit committee for Esperion Therapeutics. He also served on the board of directors, as chair of the audit committee and as a member of the compensation committee for Loxo Oncology, Inc. until its sale to Eli Lilly and Company in February 2019. From December 2017 until June 2020, he served as Chief Financial Officer of Amplyx Pharmaceuticals, Inc. (“Amplyx”), a clinical stage infectious disease company. Prior to joining Amplyx, he served as Chief Financial Officer of Mirna Therapeutics Inc. (“Mirna”), a publicly-traded, clinical-stage microRNA company that merged with Synlogic in August 2017. Prior to his role at Mirna, Mr. Fuhrman was Chief Financial Officer of Ambit Biosciences Corp., where he helped lead the company through its initial public offering and oversaw financial, investor and administrative operations until its sale to Daiichi Sankyo in 2014. He has also served as the Chief Financial Officer at CMR Naviscan Corp., a privately held medical imaging company, and Sonus Pharmaceuticals, Inc., a publicly-traded oncology-focused biotechnology company. Earlier in his career, Mr. Fuhrman practiced as a certified public accountant with Coopers & Lybrand. Mr. Fuhrman holds a B.S. in both Business Administration and Agricultural Economics from Montana State University. We believe that Mr. Fuhrman is qualified to serve on our board of directors due to his service on the board of a public biotechnology company, his management experience, his financial expertise and his experience with public company accounting.
Jon Wigginton, M.D.,
has served as a member of our board of directors since February 2022. Dr. Wigginton currently serves as Senior Advisor and Chairman of the scientific advisory board at Cullinan Oncology, Inc. (CGEM) (“Cullinan”). Previously, Dr. Wigginton served as Cullinan’s Chief Medical Officer from April 2020 until May 2021. Dr. Wigginton also served as an Advisor at MPM Capital, a healthcare investment firm from April 2020 until May 2021. Prior to that, Dr. Wigginton was the Chief Medical Officer of MacroGenics, Inc., a biopharmaceutical company, from August 2013 through March 2020, where he led the company’s evolution of a fully-integrated, clinical-stage cancer immunotherapy organization. Prior to this, he served as the Therapeutic Area Head, Immuno-Oncology, Early Clinical Research and Executive Director, Discovery Medicine-Clinical Oncology at Bristol-Myers from October 2008 to August 2013. While there, he led the early clinical development of the Bristol-Myers’ Immuno-Oncology portfolio including anti-PD-1 and anti-PD-L1 among
others. Prior to joining Bristol-Myers, Dr. Wigginton was the Director of Clinical Oncology at Merck Research Laboratories Inc. from May 2006 to October 2008, where he led early- and late-stage clinical development teams for small molecules and biologics. During his academic career, Dr. Wigginton served in the Center for Cancer Research, the intramural division of the National Cancer Institute, from July 1992 through May 2007, where he was Head of the Investigational Biologics
Section, NCI-CCR, and
led an integrated basic, translational and clinical research program focused on combination immunotherapy for cancer, with an emphasis on cytokine-based combinations. Dr. Wigginton currently serves on the board of directors of Sutro Biopharma, Inc. He holds a B.S. in Biology and an M.D. from the University of Michigan. We believe that Dr. Wigginton is qualified to serve on our board of directors due to his management experience, extensive experience in pharmaceutical development and his service as a director of other publicly traded companies.
There are no material legal proceedings to which any of our directors is a party adverse to us or our subsidiary or in which any such person has a material interest adverse to us.
Names of Executive Officers and Biographical Information
The following table identifies our executive officers and sets forth their current positions at Checkmate and their ages as of April 22, 2022.

Name	Position Held with Checkmate	Officer Since	Age
Alan Bash	Chief Executive Officer, President and Director	2022	50
Robert Dolski	Chief Financial Officer	2021	52
James Wooldridge, M.D.	Chief Medical Officer	2019	56

You should refer to “Names of Directors and Other Information” above for information about our Chief Executive Officer and President, Mr. Bash.
Robert Dolski
has served as our Chief Financial Officer since January 2021. Before joining us, Mr. Dolski served as Vice President, Finance, for Akcea Therapeutics, Inc., a biopharmaceutical company. From June 2016 to May 2019, Mr. Dolski was Vice President, Head of Financial Planning and Analysis at Moderna, Inc. (MRNA), a pharmaceutical company, and from December 2013 to June 2016, Mr. Dolski was Senior Director, Finance at Forum Pharmaceuticals Inc. In addition, from January 2013 to November 2013, Mr. Dolski was an independent finance consultant to multiple healthcare, start-up
companies, and from April 2007 to December 2012, Mr. Dolski was with Human Genome Sciences Inc., serving in various leadership roles, including as Vice President, Finance and Treasury. From June 2000 to April 2007, Mr. Dolski was with Amgen, Inc. where he began his career in the biotechnology industry. Mr. Dolski holds a dual bachelor’s degrees in engineering and in economics from the University of Pennsylvania and an MBA from the University of Pennsylvania’s Wharton School of Business.
James Wooldridge, M.D.,
has served as our Chief Medical Officer since October 2019. Before joining us, Dr. Wooldridge was the Chief Medical Officer of Aeglea BioTherapeutics, Inc., a company focused on producing engineered human enzymes for cancer and rare genetic diseases, from July 2017 to October 2019, where he oversaw development programs in oncology and rare genetic diseases, including pegzilarginase. Previously, Dr. Wooldridge spent almost 11 years in cancer research at Eli Lilly and Company, where he led Oncology US Medical Affairs and more recently served as the Chief Scientific Officer for Immuno-oncology Clinical Development. Dr. Wooldridge holds an A.B. in chemistry and philosophy from William Jewell College and an M.D. from Tulane University School of Medicine, and completed post-graduate training in internal medicine and medical oncology at the University of Iowa Hospitals and Clinics.
There is no arrangement or understanding between any of our executive officers and any other person or persons pursuant to which he or she was or is to be selected as an executive officer.
There are no material legal proceedings to which any of our executive officers is a party adverse to us or in which any such person has a material interest adverse to us.
Family Relationships
There are no family relationships between or among any of our directors or executive officers. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.
Board Diversity
The below board diversity matrix reports self-identified diversity statistics for our board of directors.

Board Diversity Matrix (As of April 29, 2022)
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	7
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian	1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		7
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Board Leadership Structure and Board’s Role in Risk Oversight
Dr. Powell is the current chairperson of the board of directors. We believe that separating the positions of Chief Executive Officer and chairperson of the board of directors allows our Chief Executive Officer to focus on our day-to-day
business, while allowing a chairperson of the board of directors to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chairperson, particularly as the board of directors’ oversight responsibilities continue to grow. While our bylaws and corporate governance guidelines do not require that our chairperson and Chief Executive Officer positions be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.
Risk is inherent to every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction, and intellectual property. Management is responsible for the day-to-day
management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.
The role of the board of directors in overseeing the management of our risks is conducted primarily through committees of the board of directors, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The full board of directors (or the appropriate board of directors committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a board of directors committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairperson of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board meeting. This enables the board of directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.
Director Attendance at Annual Meeting of Stockholders
Directors are encouraged to attend the annual meeting of stockholders to the extent practicable. Six of our seven directors attended the annual meeting of stockholders in 2021.

Director Independence
Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule
10A-3
under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule
10C-1
under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule
10A-3,
a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule
10C-1
under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.
Our board of directors has determined that all members of the board of directors, except Alan Bash, are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our board of directors considered the relationships that each non-employee
director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee
director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers. Mr. Bash is not an independent director under these rules because he is an executive officer of the Company.
Information Regarding Committees of the Board
Our board of directors has established an audit committee, a compensation committee, a nominating and corporate governance committee, and a research and development committee. Each of the audit committee, compensation committee, and nominating and corporate governance committee operates under a charter that satisfies the applicable standards of the SEC and Nasdaq. A current copy of the charter for each of the audit committee, compensation committee, nominating and corporate governance committee, and research and development committee is posted on the corporate governance section of our website,
http://ir.checkmatepharma.com/corporate-governance/documents-and-charters
.
Audit Committee
Peter Colabuono, Oren Isacoff, M.D., and Michael Powell, Ph.D. currently serve on the audit committee, which is chaired by Mr. Colabuono. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Colabuono as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2021, the audit committee met four times. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;

•
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•
recommending, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements shall be included in our annual reports on Form
10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

•	reviewing all related person transactions for potential conflict of interest situations and voting with respect to all such transactions; and

•	reviewing quarterly earnings releases.
All audit and
non-audit
services, other than
de minimis
non-audit
services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.
Compensation Committee
Oren Isacoff, M.D., Alan Fuhrman and Michael Powell, Ph.D., currently serve on the compensation committee, which is chaired by Dr. Isacoff. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2021, the compensation committee met four times. The compensation committee’s responsibilities include:

•	annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our chief executive officer;

•
evaluating the performance of our chief executive officer in light of such corporate goals and objectives and, based on such evaluation, determining and approving the equity and non-equity
compensation of our chief executive officer (including cash-based incentive compensation);

•
reviewing and determining the equity and
non-equity
compensation (including cash-based incentive compensation) of our other officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended;

•	reviewing and establishing our overall management compensation structure, philosophy and programs;

•	overseeing and administering our compensation and similar plans;

•	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;

•	reviewing and recommending to the board of directors our policies and procedures for the grant of equity-based awards;

•	reviewing and recommending to the board of directors the compensation of our directors;

•	preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement; and

•	reviewing and approving the retention, termination or compensation of any consulting firm or outside advisor to assist in the evaluation of compensation matters.
Nominating and Corporate Governance Committee
Keith Flaherty, M.D., Peter Colabuono and Alan Fuhrman, currently serve on the nominating and corporate governance committee, which is chaired by Mr. Fuhrman. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2021, the nominating and corporate governance committee met one time. The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the board of directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	identifying individuals qualified to become members of the board of directors;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines;

•	reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us; and

•	overseeing the evaluation of our board of directors and management.
The nominating and corporate governance committee considers candidates for board of directors membership suggested by its members and the chief executive officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our board of directors. Any stockholder who wishes to recommend a candidate for consideration by the committee as a nominee for director should follow the procedures described later in our proxy statement under the heading “Stockholder Proposals.” The nominating and corporate governance committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our bylaws relating to stockholder nominations as described later in our proxy statement under the heading “Stockholder Proposals.”
Identifying and Evaluating Director Nominees.
Our board of directors is responsible for filling vacancies on our board of directors and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The board of directors delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.
Generally, the nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the board of directors’ approval to fill a vacancy or as director nominees for election to the board of directors by our stockholders each year in the class of directors whose term expires at the relevant annual meeting.
Although the nominating and corporate governance committee does not maintain a diversity policy, the committee considers diversity in its determinations. Diversity includes, without limitation, race, ethnicity, age, and sex. The nominating and corporate governance committee and the board of directors are committed to continuing to improve gender diversity on the board of directors.
Research and Development Committee
Keith Flaherty, M.D., Michael Powell, Ph.D., Jon Wigginton, M.D. and Joy Yan, M.D., Ph.D., currently serve on the research and development committee, which is chaired by Dr. Flaherty. Our board of directors has determined that each member of the research and development committee is “independent” as defined in the applicable Nasdaq rules. The research and development committee was formed in February 2022. The research and development committee’s responsibilities include:

•	conducting periodic pipeline reviews and assessments of select project strategies and plans;

•	providing feedback and analysis to management regarding pre-clinical and clinical decision-making;

•	assisting our board of directors regarding its oversight of pre-clinical and clinical decision-making;

•	reviewing, evaluating and advising our board of directors regarding our progress in achieving our short-term and long-term strategic research and development goals and objectives;

•	reviewing, evaluating and advise our board of directors regarding the quality, direction and competitiveness of our research and development programs;

•	reviewing and evaluating in-licensing, acquisition and development collaboration opportunities, as requested by management or our board of directors;

•	recommending key discovery and development strategies, as requested by our board of directors from time to time, to align with business needs of the company; and

•
assisting the compensation committee and our board of directors, as requested from time to time, in assessing the capabilities of and evaluating the performance of our key scientific and technical personnel.

Board and Committee Meetings Attendance
The full board of directors met five times during 2021. During 2021, each member of the board of directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the board of directors (held during the period for which such person has been a director) and (ii) the total number of meetings held by all committees of the board of directors on which such person served (during the periods that such person served).
Delinquent Section 16 Reports
Section 16(a) of the Exchange Act requires our directors and officers and holders of more than 10% of our common shares to file with the SEC, initial reports of ownership of our common shares and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Directors and officers and holders of 10% of our common shares are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. The SEC has designated specific deadlines for these reports, and we must identify those persons who did not file these reports when due. To our knowledge, based solely on a review of copies of such forms furnished to us, and written representations made by our directors and officers regarding their filing obligations, we believe all Section 16(a) filing requirements were satisfied on a timely basis with respect to the year ended December 31, 2021, except that: (i) Form 4 filings disclosing the award of stock options on June 16, 2021 were inadvertently filed late by each of Keith T. Flaherty, Alan Fuhrman, Oren Isacoff, Peter Colabuono, and Michael Powell; and (ii) a Form 4 filing disclosing the award of stock options on March 4, 2021 was inadvertently filed late by James Wooldridge.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serve, or have served during the last fiscal year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on our compensation committee.
Code of Business Conduct and Ethics
We are committed to the highest standards of integrity and ethics in the way we conduct our business. We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at
https://ir.checkmatepharma.com/corporate-governance/documents-and-charters
.

ITEM 11.	EXECUTIVE COMPENSATION
Our named executive officers for the year ended December 31, 2021 were:

•	Barry Labinger, our former President and Chief Executive Officer;

•	Alan Fuhrman, our now former interim President and Chief Executive Officer;

•	Robert Dolski, our Chief Financial Officer; and

•	James Wooldridge, M.D., our Chief Medical Officer.

2021 Summary Compensation Table
The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

	Year	Salary ($)	Bonus ($)(1)		Option Awards ($)(2)		All Other Compensation ($)		Total ($)
Barry Labinger
Former President and Chief Executive Officer	2021	444,231	208,688		2,124,399	(3)	170,705	(4)	2,948,023
	2020	455,462	208,688		6,687,285		60,775	(5)	7,412,210
Alan Fuhrman
Interim President and Chief Executive Officer	2021	86,827	—		699,957	(6)	46,709	(7)	833,493
Robert Dolski,
Chief Financial Officer	2021	377,596	22,500	(8)	1,624,093		11,600		2,035,789
	2020	—	—		—		—		—
James Wooldridge, M.D.
Chief Medical Officer	2021	425,000	130,688		613,338		11,600		1,180,626
	2020	394,231	130,688		2,262,270		11,400		2,798,589

(1)	Amounts reported for 2021 and 2020 reflect discretionary annual bonuses for performance in 2020 and 2021, respectively.
(2)
The amounts reflect the grant date fair value of stock-option awards granted in 2020 and 2021 in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718 (“ASC 718”). Such grant-date fair values do not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting of the applicable awards. See Note 2 to the financial statements in our 2021 Annual Report on Form
10-K
regarding assumptions we made in determining the fair value of option awards.

(3)
Includes: (i) the grant date fair value stock-option awards granted in 2021, including a grant on March 4, 2021 and August 4, 2021, which were cancelled following Mr. Labinger entering into Separation Agreement with the Company on October 27, 2021; and (ii) incremental fair value of $193,782 resulting from accelerated vesting and modification of the expiration period for Mr. Labinger’s awards pursuant to his Separation Agreement.

(4)	Includes (i) $80,769 for severance pay, (ii) $50,636 paid to Mr. Labinger for payment of accrued but unused vacation in connection with his termination and (iii) $38,299 for housing expenses.
(5)
Includes (i) $43,250 for housing expenses; (ii) $17,325 for tax gross-up
payments in connection with such housing expenses, and (iii) $200 for expenses related to travel between Mr. Labinger’s personal residences in Vermont and the Company’s headquarters in Cambridge, MA.

(6)
Amount reported includes the grant date fair value of $43,361 attributable to the annual stock option award Mr. Fuhrman received in his capacity as a non-employee
member of the board of directors prior to becoming Interim Chief Executive Officer. For more information on compensation paid to our non-employee
directors, please see “Director Compensation—Amended and Restated
Non-Employee
Director Compensation Policy.”

(7)
Amount reported includes $45,094 in cash fees Mr. Fuhrman earned for the portion of 2021 he served as a non-employee
member of the board of directors prior to becoming Interim Chief Executive Officer. For more information on compensation paid to our non-employee
directors, please see “Director Compensation—Amended and Restated
Non-Employee
Director Compensation Policy.”

(8)	This bonus payment amount represents 50% of the sign-on bonus of an aggregate $45,000, half of which was paid in 2021 and half of which was paid upon his 12-month anniversary of employment in 2022.

Narrative to 2021 Summary Compensation Table
Our board of directors and compensation committee review compensation annually for our chief executive officer and his direct reports. In setting executive base salaries and bonuses, and granting equity incentive awards, board of directors or compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short-and
long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We target a generally competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus or long-term incentives.
Our board of directors has historically determined our executives’ compensation. Our compensation committee typically reviews and discusses management’s proposed compensation with the chief executive officer for all of his direct reports. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee determines the compensation for each executive officer other than the chief executive officer. Our board of directors discusses the compensation committee’s recommendations and ultimately approves the compensation of our chief executive officer without the chief executive officer and chief financial officer present. In 2021, the compensation committee retained the services of Radford, a business unit of AON plc and an independent executive compensation consulting firm (“Radford”), as its external compensation consultant and the board of directors and the compensation committee considered Radford’s input on certain compensation matters as they deemed appropriate.
Annual base salary
Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions and has been established by our board of directors taking into account each individual’s role, responsibilities, skills, and experience. Base salaries for our named executive officers are reviewed annually by our compensation committee, typically in connection with our annual performance review process, and adjusted from time to time, based on the recommendation of the compensation committee, to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. The base salary of each named executive officer is noted below for 2021:

Name	2021 Base Salary
Barry Labinger	$525,000
Alan Fuhrman	$525,000
James Wooldridge	$425,000
Robert Dolski	$385,000
Annual cash bonuses
We do not sponsor or maintain a formal annual bonus plan. However, subject to the attainment of certain company and individual performance goals, our board of directors may approve based on a percentage of the executive’s base salary and the Company’s performance for the year. Each of our named executive officers was eligible to receive a bonus with respect to 2021 as a percentage of base salary listed below.

Name	2021 Target Bonus Rate (% of base salary)
Barry Labinger	50%
Alan Fuhrman	0%
James Wooldridge	40%
Robert Dolski	40%
We paid discretionary annual bonuses to each of Mr. Wooldridge and Mr. Dolski for 2021 equal to 67.5% of their target bonuses, as reflected in the “Bonus” column of the “Summary Compensation Table” above. Neither our former CEO nor Interim CEO were eligible to receive a bonus for 2021.

Long-term equity incentives
Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. In 2021, we granted stock options to each of our named executive officers, as reflected in the “Outstanding Equity Awards at 2021 Fiscal Year End Table” below.
Employment and separation arrangements with our named executive officers
Barry Labinger
Effective as of October 27, 2021, we entered into a separation agreement (the “Separation Agreement”) with Mr. Labinger in connection with his departure from the Company in his role as President and Chief Executive Officer and his resignation from the board of directors. Pursuant to the Separation Agreement, Mr. Labinger is entitled to receive (i) an amount equal to 12 months of his base salary and (ii) medical insurance coverage to the same extent that such insurance continues to be provided to similarly situated executives until the earliest of: (x) the first anniversary of the date of termination; (y) Mr. Labinger’s eligibility for group medical plan benefits under any other employer’s group medical plan or otherwise through other employment; or (z) the cessation of Mr. Labinger’s continuation coverage rights under COBRA. The amounts payable in the preceding sentence are to be paid out in equal installments over a 12 month period. In addition, the Separation Agreement provides that all of Mr. Labinger’s unvested time-based equity awards that would have vested on or before January 27, 2022 shall accelerate and become vested as of the date of Mr. Labinger’s termination and that the Company shall extend the exercise period of Mr. Labinger’s vested stock options from ninety days from the date of Mr. Labinger’s termination to July 27, 2022. The Separation Agreement also contains a reaffirmation of Mr. Labinger’s confidentiality and non-solicitation
obligations to the Company and a general release of claims by Mr. Labinger.
Alan Fuhrman
Effective as of October 27, 2021, we entered into an interim CEO agreement with Mr. Fuhrman for the position of Interim President and Chief Executive Officer (the “Fuhrman Agreement”). Pursuant to the Fuhrman Agreement, Mr. Fuhrman is entitled to (i) an initial base salary of $525,000, (ii) certain benefits under the Company’s employee benefit plans and (iii) a stock option to purchase 246,671 shares of the Company’s common stock at an exercise price per share equal to the closing price of the Company’s common stock on the Nasdaq Global Market on the date of grant, which will vest in equal monthly installments over the 12 months following his appointment as Interim President and Chief Executive Officer subject to his continued service with us through each applicable vesting date. In addition, when a new Chief Executive Officer commences employment with the Company prior to the one year anniversary of October 27, 2021, our board of directors will consider (though ultimately decided against) accelerating the vesting of the then outstanding stock option granted to Mr. Fuhrman under the Fuhrman Agreement. The Company also agreed to a monthly reimbursement of $6,500 to reimburse Mr. Fuhrman for temporary living expenses as set forth in the Fuhrman Agreement. Mr. Fuhrman ceased service as Interim President and Chief Executive Officer on March [    ], 2022, in connection with the appointment of Mr. Bash as President and Chief Executive Officer.
James Wooldridge
Effective as of September 19, 2019, we entered into an employment agreement with Dr. Wooldridge for the position of Chief Medical Officer, or the Wooldridge Employment Agreement, as amended effective August 11, 2020. Pursuant to the Wooldridge Employment Agreement, Dr. Wooldridge is entitled to receive an annual base salary, target annual incentive compensation and employee benefits.

Dr. Wooldridge’s employment has no specified term and can be terminated at will by either party. In the event of his termination by us without cause or by Dr. Wooldridge for good reason (as such terms are defined in the Wooldridge Employment Agreement), Dr. Wooldridge shall be entitled to (i) a lump sum payment equal to nine months of his then-current base salary, less any applicable withholding and (ii) continuation of medical insurance pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for a period of up to nine months at no cost to Dr. Wooldridge, unless he becomes eligible for group health benefits pursuant to subsequent employment prior to the end of such nine-month period. However, in the event of a termination by us without cause or by Dr. Wooldridge for good reason, in either case, within 12 months following a change in control (as defined in the Wooldridge Employment Agreement), then in lieu of the foregoing severance, Dr. Wooldridge will be entitled to receive a lump sum payment equal to 12 months of base salary, his then target bonus, full acceleration of any time-based equity awards granted in connection with, or following our initial public offering, and, subject to Dr. Wooldridge’s timely election under COBRA and Dr. Wooldridge’s copayment of premiums at the applicable active employee rate, payment of the employer portion of health insurance premiums for up to 12 months, unless he becomes eligible for group health benefits pursuant to subsequent employment prior to the end of such 12-month period.
The foregoing severance benefits are conditioned upon Dr. Wooldridge’s execution of a separation agreement, including a release of claims and compliance with certain restrictive covenants.
Robert Dolski
Effective as of January 4, 2021, we entered into an employment agreement with Mr. Dolski for the position of Chief Financial Officer (the “Dolski Employment Agreement”). Pursuant to the Dolski Employment Agreement, Mr. Dolski is entitled to receive an annual base salary, target annual incentive compensation and employee benefits.
Mr. Dolski’s employment has no specified term and can be terminated at will by either party. In the event of his termination by us without cause or by Mr. Dolski for good reason (as such terms are defined in the Dolski Employment Agreement), Mr. Dolski shall be entitled to (i) a lump sum payment equal to nine months of his then-current base salary, less any applicable withholding and (ii) continuation of medical insurance pursuant to COBRA for a period of up to nine months at no cost to Mr. Dolski, unless he becomes eligible for group health benefits pursuant to subsequent employment prior to the end of such nine-month period. However, in the event of a termination by us without cause or by Mr. Dolski for good reason, in either case, within 12 months following a change in control (as defined in the Dolski Employment Agreement), then in lieu of the foregoing severance, Mr. Dolski will be entitled to receive a lump sum payment equal to 12 months of base salary, his then target bonus, full acceleration of any time-based equity awards granted in connection with, or following our initial public offering, and, subject to Mr. Dolski’s timely election under COBRA and Mr. Dolski’s copayment of premiums at the applicable active employee rate, payment of the employer portion of health insurance premiums for up to 12 months, unless he becomes eligible for group health benefits pursuant to subsequent employment prior to the end of such 12-month period.
The foregoing severance benefits are conditioned upon Mr. Dolski’s execution of a separation agreement, including a release of claims and compliance with certain restrictive covenants.
Outstanding Equity Awards at 2021 Fiscal Year End Table
The following table presents information regarding all outstanding stock awards and stock options held by each of our named executive officers as of December 31, 2021.

	Option awards(1)
Name	Vesting Start Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Barry Labinger	12/17/2018	350,666	0	2.62	7/27/2022
	8/6/2020	157,894	0	15.00	7/27/2022
Alan Fuhrman
	10/27/2021	41,112	205,559	3.93	10/27/2031

	Option awards(1)
Name	Vesting Start Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James Wooldridge	11/1/2019	51,960	43,956	2.62	9/6/2029
	8/6/2020	50,272	100,546	15.00	8/6/2030
	3/4/2021	0	54,600	13.50	3/5/2031
	8/4/2021	0	27,300	5.09	8/4/2031
Robert Dolski	1/4/2021	0	150,000	14.84	1/4/2031
	8/4/2021	0	27,300	5.09	8/4/2031

(1)
Each option vests over four years, with 25% vesting on the first anniversary of the vesting start date, and the remainder vesting in equal monthly installments thereafter, subject to such named executive officer’s continuous service as of each vesting date.

Additional Narrative Disclosure
401(k) Savings Plan.
We maintain a
tax-qualified
retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged
basis. Plan participants are able to defer eligible compensation subject to applicable annual Code limits. Employees’
pre-tax
or Roth contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. We make safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. Our 401(k) plan is intended to be qualified under Section 401(a) of the Code with our 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified
retirement plan, contributions to our 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from our 401(k) plan.
Health and Welfare Benefits
. All of our full-time employees, including our executive officers are eligible to participate in certain medical, disability and life insurance benefit programs offered by us. We pay the premiums for term life insurance and long-term disability for all of our employees, including our executive officers. We also provide all employees, including executive officers, with a flexible spending account plan and paid time off benefits including, vacation, sick time and holidays. We do not sponsor any qualified or non-qualified
defined benefit plans for any of our employees or executives.
Termination or Change in Control Benefits.
Our named executive officers may become entitled to certain benefits or enhanced benefits in connection with a qualifying termination and/or a change in control of our company. Each of our named executive officers’ employment agreements entitles them to certain benefits, upon a qualifying termination or in connection with a change in control of our company. For additional discussion, please see “Employment and separation arrangements with our named executive officers.”

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2021 regarding shares of common stock that may be issued under our equity compensation plans, consisting of the 2020 Stock Option and Incentive Plan and 2020 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (#)		Weighted- average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	3,169,418	(2)	$9.16	2,617,066	(3)(4)
Equity compensation plans not approved by security holders	—		—	—

Total	3,169,418		$9.16	2,617,066

(1)
Consists of our 2020 Stock Option and Incentive Plan, 2015 Stock Option and Grant Plan, and 2020 Employee Stock Purchase Plan. Following our initial public offering, we have not and will not grant any awards under our 2015 Stock Option and Grant Plan, but all outstanding awards under the 2015 Stock Option and Grant Plan will continue to be governed by their existing terms. The shares of common stock underlying any awards granted under the 2015 Stock Option and Grant Plan or 2020 Stock Option and Incentive Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock, or otherwise terminated (other than by exercise) and the shares of common stock that are withheld upon exercise of a stock option or settlement of such award to cover the exercise price or tax withholding will be added to the shares of common stock available for issuance under the 2020 Stock Option and Incentive Plan.

(2)	Includes 3,169,418 shares of common stock issuable upon the exercise of outstanding options.
(3)
As of December 31, 2021, there were 2,617,066 shares available for grant under the 2020 Stock Option and Incentive Plan and 267,119 shares available for grants under the 2020 Employee Stock Purchase Plan.

(4)
The 2020 Stock Option and Incentive Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2021, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31. The 2020 Employee Stock Purchase Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022, through January 1, 2030, by the least of 267,119 shares of our common stock, 1% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee.

DIRECTOR COMPENSATION
The following table presents the total compensation for each person who served as a non-employee
member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity
awards to, or pay any other compensation to any of the
non-employee
members of our board of directors in 2021. We reimburse members of our board of directors for reasonable travel expenses. Mr. Labinger, our former Chief Executive Officer and President, did not receive any compensation for his service as a member of our board of directors in 2021. Mr. Labinger’s compensation for service as an employee for fiscal years 2021 and 2020 is presented in “Executive Compensation—2021 Summary Compensation Table.” Mr. Fuhrman, our former Interim Chief Executive Officer and President, received compensation for his service as a member of our board of directors in 2021 prior to becoming Interim Chief Executive Officer. Mr. Fuhrman’s compensation as a non-employee
member of our board of directors, as well as his compensation earned for serving as our Interim Chief Executive Officer and President, is presented in “Executive Compensation—2021 Summary Compensation Table.”

Name	Fees Earned or Paid In Cash ($)	Option Awards ($) (1)(2)	Total ($)
Peter Colabuono	47,851	43,361	91,212
Keith Flaherty, M.D	43,000	43,361	86,361
Oren Isacoff, M.D	42,849	43,361	86,210
Nilesh Kumar, Ph.D (3)	0	0	0
Michael Powell, Ph.D (4)	75,351	149,619	224,970
Joy Yan, M.D., Ph.D. (5)	1,505	43,663	45,168

(1)
The amounts reflect the grant date fair value of stock-option awards granted in 2019 in accordance with ASC 718. Such grant-date fair values do not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not correspond to the actual value that may be recognized by the non-employee
director upon vesting of the applicable awards. See Note 2 to the financial statements in our 2021 Annual Report on Form
10-K
regarding assumptions we made in determining the fair value of option awards.

(2)	As of December 31, 2021, our non-employee directors held the following option awards: 243,099.
(3)	Dr. Kumar resigned from our board of directors on December 31, 2021.
(4)
In August, 2021, we granted Mr. Powell an additional stock option to purchase 30,000 shares, which vests in twelve equal monthly installments, subject to his continued service through each vesting date (the “Powell Option”).

(5)	Dr. Yan joined our board of directors on December 16, 2021.
Non-Employee
Director Compensation Policy
In connection with our initial public offering, we adopted a formal director compensation policy (as amended, the “director compensation policy”). Under our director compensation policy, we pay our non-employee
directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairperson of each committee receives a higher retainer for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors. The fees paid to non-employee
directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	Member Annual Retainer ($)	Chairman Additional Annual Retainer ($)
Board of Directors	35,000	30,000
Audit Committee	7,500	7,500
Compensation Committee	5,000	5,000
Nominating and Corporate Governance Committee	4,000	4,000
Research and Development Committee	5,000	5,000
We also reimburse our
non-employee
directors for reasonable
out-of-pocket
expenses incurred in connection with attending our board of director and committee meetings.
In addition, each new
non-employee
director elected to our board of directors will be granted an initial, one-time
award of a stock option to purchase 150,000 shares,
one-third
which shall vest on the first anniversary of the date of grant and the remaining two-thirds
of which shall vest in equal monthly installments thereafter through the third anniversary of the date of grant, subject to continued service as a director through each such vesting date. Commencing in 2021, on the date of each of our annual meetings of stockholders, each non-employee
director will receive an annual stock option award of 75,000 shares, which shall vest in equal quarterly installments over one year and will vest in full on the earlier of the one-year
anniversary of the grant date or on the date of our next annual meeting of stockholders; provided, however, that all vesting shall cease if the director resigns from the board of directors or otherwise ceases to serve as a director, unless the board of directors determines that the circumstances warrant continuation of vesting.

This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. However, we granted Mr. Powell the Powell Option for his contemplated additional services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of April 22, 2022 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own greater than 5% of our common stock.
The column entitled “Shares Beneficially Owned” is based on a total of 22,030,131 shares of our common stock outstanding as of April 22, 2022.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 22, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Unless otherwise indicated below, the address for each natural person listed below is care of Checkmate Pharmaceuticals, Inc., 245 Main Street, 2 nd
Floor, Cambridge, MA 02142.

	Shares beneficially owned
Name and address of beneficial owner	Number	Percentage
> 5% Stockholders :
Sofinnova Venture Partners IX, L.P. (1)	3,606,707	16.4%
venBio Global Strategic Fund II L.P. (2)	3,125,640	14.2%
Novo Holdings A/S (3)	2,161,990	9.8%
Longitude Venture Partners III, L.P. (4)	1,794,671	8.1%
Entities affiliated with Medicxi (5)	1,501,716	6.8%
Omega Fund VI, L.P. (6)	1,335,050	6.1%
Decheng Capital China Life Sciences USD Fund III, LP (7)	1,333,254	6.1%
Entities affiliated with Clough Capital Partners (8)	1,137,764	5.2%
Named Executive Officers and Directors :
Alan Bash	—	—
James Wooldridge, M.D. (9)	150,134	*
Robert Dolski (10)	50,000	*
Michael Powell, Ph.D. (11)	53,363	*
Peter Colabuono (12)	22,252	*
Keith Flaherty, M.D. (13)	36,778	*
Alan Fuhrman (14)	176,657	*
Oren Isacoff, M.D. (15)	22,252	*

Shares beneficially owned
Name and address of beneficial owner	Number	Percentage
Jon Wigginton, M.D.	—	—
Joy Yan, M.D., Ph.D.	—	—
All executive officers and directors as a group (10 persons) (16)	511,436	2.3%

*	Represents beneficial ownership of less than one percent.
(1)
Information herein is solely based upon a Schedule 13D filed with the SEC on August 19, 2020, by Sofinnova Venture Partners IX, L.P. (“SVP IX”), Sofinnova Management IX, L.L.C. (“SM IX”), and Dr. James I. Healy. Consists of 3,606,707 shares of common stock directly owned by SVP IX. SM IX is the general partner of SVP IX. Dr. Healy is a managing members of SM IX. SM IX may be deemed to have sole voting power of these shares and Dr. Healy may be deemed to have shared voting power to vote these shares. The address of these entities and individuals is c/o Sofinnova Investments, Inc., 3000 Sand Hill Road, Bldg 4, Suite 250, Menlo Park, CA 94025.

(2)
Information herein is solely based upon a Schedule 13G filed with the SEC on October 6, 2020 and a Form 4 filed with the SEC on April 21, 2022, by venBio Global Strategic Fund II, L.P. (“Fund II”), venBio Global Strategic GP II, L.P. (“General Partner II”), venBio Global Strategic GP II, Ltd. (“GP Ltd. II”), Robert Adelman and Corey Goodman. Consists of 3,125,640 shares of common stock directly owned by Fund II. General Partner II, is the sole general partner of Fund II and GP Ltd. II is the sole general partner of General Partner II. Mr. Adelman and Mr. Goodman are directors of GP Ltd. II. Accordingly, each of General Partner II, GP Ltd. II, Mr. Adelman and Mr. Goodman may be deemed to indirectly beneficially own these shares. The address of these entities and individuals is c/o venBio Partners, LLC, 1700 Owens Street, Suite 595, San Francisco, CA 94158.

(3)
Information herein is solely based upon a Schedule 13D filed with the SEC on August 13, 2020 and a Form 4 filed with the SEC on February 25, 2022, by Novo Holdings A/S. Consists of 2,161,990 shares of common stock owned directly by Novo Holdings A/S. Novo Holdings A/S is wholly owned by Novo Nordisk Fonden (the “Foundation”). Novo Holdings A/S is the holding company in the group of Novo companies (currently comprised of Novo Nordisk A/S and Novozymes A/S) and is responsible for managing the Foundation’s assets, including its financial assets. Based on the governance structure of Novo Holdings A/S and the Foundation, the Foundation is not deemed to have any beneficial ownership of these shares. The address of these entities and individuals is Tuborg Havnevej 19, 2900 Hellerup, Denmark.

(4)
Information herein is solely based upon a Schedule 13D filed with the SEC on August 21, 2020, by Longitude Venture Partners III, L.P. (“LVPIII”), Longitude Capital Partners III, LLC (“LCPIII”), Patrick G. Enright and Juliet Tammenoms Bakker. Consists of 1,794,671 shares of common stock held by LVPIII. LCPIII is the general partner of LVPIII. Mr. Enright and Ms. Bakker are the managing members of LCPIII. LCP III may be deemed to have voting, investment and dispositive power with respect to these shares. Mr. Enright and Ms. Bakker may each be deemed to share voting, investment and dispositive power with respect to these shares. The address of these entities and individuals is 2740 Sand Hill Road, Second Floor, Menlo Park, CA 94025.

(5)
Information herein is solely based upon a Schedule 13G filed with the SEC on August 18, 2020, by Medicxi Growth I LP (“Growth I”), Medicxi Growth
Co-Invest
I LP (“Growth
Co-Invest
I”), Medicxi Growth I GP Limited (“Growth I GP”) and Medicxi Ventures Management (Jersey) Limited (“Manager”). Consists of 1,466,869 shares of common stock directly owned by Growth I and 34,847 shares of common stock directly owned by Growth
Co-Invest
I. Growth I GP is the general partner of Growth I and Growth
Co-Invest
I. Manager has been appointed by Growth I GP as manager of Growth I and Growth
Co-Invest
I. Growth I GP and Manager may each be deemed to beneficially own these shares. The address of these entities and individuals is c/o Intertrust Fund Services (Jersey) Limited, 44 Esplanade, St. Helier, Jersey JE4 9WG.

(6)
Information herein is solely based upon a Schedule 13G filed with the SEC on February 12, 2021, filed by Omega Fund VI, L.P. (“Omega Fund”), Omega Fund VI GP, L.P. (“Omega GP”), Omega Fund VI GP Manager, Ltd. (“Omega Ltd”), Claudio Nessi, Otello Stampacchia, Anne-Mari Paster. Consists of 1,335,050 shares of common stock held by Omega Fund. Omega Ltd serves as the general partner of Omega GP, which serves as the general partner of Omega Fund. Mr. Nessi, Mr. Stampacchia, and Ms. Paster are the directors of Omega Ltd. Omega GP, Omega Ltd, Mr. Nessi, Mr. Stampacchia and Ms. Paster may each be deemed to beneficially own these shares. The address of these entities and individuals is c/o Omega Fund Management, LLC, 888 Boylston Street, Suite 1111, Boston, MA 02199.

(7)
Information herein is solely based upon a Schedule 13G filed with the SEC on February 14, 2022, filed by Decheng Capital Management III (Cayman), LLC (“Decheng Management”). Consists of 1,333,254 shares of common stock held by Decheng Capital China Life Sciences USD Fund III, LP (“Decheng”). Decheng Management is the general partner of Decheng. Min Cui, Ph.D. is the sole manager of Decheng Management may be deemed to have voting and investment power with respect to the shares held by Decheng and as a result may be deemed to have beneficial ownership of such shares. The address of these entities and individuals is 3000 Sand Hill Road, Building 2, Suite 110, Menlo Park, CA 94025.

(8)
Information herein is solely based upon a Schedule 13G/A filed with the SEC on February 14, 2022, filed by Clough Capital Partners L.P., Clough Capital Partners LLC, and Charles I. Clough, Jr. Consists of 1,137,764 shares of common stock beneficially owned by investment companies, pooled investment vehicles and other accounts for which Clough Capital Partners L.P. serves as investment adviser. Clough Capital Partners LLC is the general partner of Clough Capital Partners L.P. Mr. Clough is the managing member of Clough Capital Partners LLC. Clough may each be deemed to beneficially own these shares. The address of these entities and individuals is 53 State Street, 27 th
Floor, Boston, MA 02109.

(9)	Consists of 150,134 shares of common stock underlying options exercisable within 60 days of April 22, 2022.
(10)	Consists of 50,000 shares of common stock underlying options exercisable within 60 days of April 22, 2022.
(11)	Consists of 53,363 shares of common stock underlying options exercisable within 60 days of April 22, 2022.
(12)	Consists of 22,252 shares of common stock underlying options exercisable within 60 days of April 22, 2022.
(13)	Consists of 36,778 shares of common stock underlying options exercisable within 60 days of April 22, 2022.
(14)	Consists of 176,657 shares of common stock underlying options exercisable within 60 days of April 22, 2022.
(15)	Consists of 22,252 shares of common stock underlying options exercisable within 60 days of April 22, 2022.
(16)	Consists of 511,436 shares of common stock underlying options exercisable within 60 days of April 22, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Transactions
Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this proxy statement and the transactions described below, since January 1, 2020, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Consulting Arrangement
In 2019, we engaged Danforth Advisors, LLC (“Danforth”), a consulting firm specializing in providing financial and strategic support to life sciences companies and a controlled affiliate of Jonathan Lieber, who served as our interim Chief Financial Officer from July 2019 to January 2021. Pursuant to a consulting agreement effective June 5, 2019, we paid professional fees to Danforth of $743,000 in 2020 and $384,000 in 2021.
Private Placements of Securities
Series C Preferred Stock Financing
In June 2020, we sold an aggregate of 46,828,167 shares of our Series C redeemable convertible preferred stock at a purchase price of $1.6016 per share for an aggregate amount of approximately $75.0 million. In connection with the June 2020 Series C financing, we issued an additional 6,295,756 shares of Series C redeemable convertible preferred stock in exchange for previously issued convertible notes with a face amount of approximately $10.0 million and accrued interest of $83 thousand. The following table summarizes purchases of our Series C redeemable convertible preferred stock by related persons:

STOCKHOLDER	SHARES OF SERIES C PREFERRED STOCK	TOTAL PURCHASE PRICE
Novo Holdings A/S(1)	12,487,512	$20,000,000
Longitude Venture Partners III, L.P. (2)	10,926,573	$17,500,000
Entities affiliated with Medicxi(3)	6,243,756	$10,000,000
Omega Fund VI, L.P.(4)	6,243,756	$10,000,000
Sofinnova Venture Partners IX, L.P.(5)	1,208,166	$1,934,999
venBio Global Strategic Fund II L.P.(6)	1,208,166	$1,934,999
F-Prime Capital Partners Healthcare Fund V LP(7)	299,700	$480,000
Decheng Capital China Life Sciences USD Fund III, LP(8)	405,844	$650,000

(1)	Novo Holdings A/S, or Novo, holds more than 5% of our voting securities.
(2)	Longitude Venture Partners III, L.P., or LVP III, holds more than 5% of our voting securities.
(3)	Entities affiliated with Medicxi, including Medicxi Growth I LP and Medicxi Growth Co-Invest I LP, hold more than 5% of our voting securities.
(4)
Omega Fund VI, L.P. holds more than 5% of our voting securities. Dr. Powell, chairperson of our board of directors, is an Executive Partner at Omega Fund Management, LLC, a limited liability company that is affiliated with Omega Fund VI, L.P.

(5)	Sofinnova holds more than 5% of our voting securities.
(6)	venBio holds more than 5% of our voting securities.
(7)	F-Prime Capital Partners Healthcare Fund V LP, or F-Prime, holds more than 5% of our voting securities.
(8)	Decheng holds more than 5% of our voting securities. Peter Colabuono, a member of our board of directors, is a Principal at Decheng.

Convertible Promissory Note Issuance
In April 2020, we sold four convertible promissory notes for an aggregate amount of $10.0 million. The following table summarizes purchases of our convertible promissory notes by related persons:

STOCKHOLDER	TOTAL NOTE AMOUNT
Sofinnova Venture Partners IX, L.P.(1)	$3,870,000
venBio Global Strategic Fund II, L.P. (2)	$3,870,000
F-Prime Capital Partners Healthcare Fund V LP (3)	$960,000
Decheng Capital China Life Sciences USD Fund III, LP (4)	$1,300,000

(1)	Sofinnova holds more than 5% of our voting securities.
(2)	venBio holds more than 5% of our voting securities.
(3)	F-Prime holds more than 5% of our voting securities.
(4)	Decheng holds more than 5% of our voting securities. Peter Colabuono, a member of our board of directors, is a Principal at Decheng.
Participation in our Initial Public Offering
In August 2020, we completed our initial public offering (the “IPO”), at which time we issued and sold 5,000,000 shares of our common stock, at a price of $15.00 per share. In September 2020, the underwriters of the IPO exercised a portion of their over-allotment option by purchasing an additional 109,861 shares from us at the IPO price. We received approximately $67.7 million in net proceeds, inclusive of the partial over-allotment exercise and after deducting underwriting discounts and commissions and other offering expenses payable by us. Certain of our directors, executive officers and 5% stockholders and their affiliates purchased an aggregate of approximately 1,260,000 shares of our common stock in our IPO. Each of those purchases was made through the underwriters at the initial public offering price. The following table sets forth the number of shares of our common stock purchased by 5% stockholders and their affiliates in the IPO and the aggregate purchase price paid for such shares.

Name	Shares of Common Stock Purchased	Aggregate Cash Purchase Price
Sofinnova Venture Partners IX, L.P.	133,333	$1,999,995
venBio Global Strategic Fund II L.P.	200,000	$3,000,000
Novo Holdings A/S	500,000	$7,500,000
Longitude Venture Partners III, L.P.	333,333	$4,999,995
Decheng Capital China Life Sciences USD Fund III, LP	93,334	$1,400,010

Total	1,260,000	$18,900,000
Limitation of Liability and Indemnification of Officers and Directors
As permitted by Delaware law, provisions in our certificate of incorporation and bylaws limit or eliminate the personal liability of directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, a director exercise an informed business judgment based on all material information reasonably available to him or her. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	any act related to unlawful stock repurchases, redemptions or other distributions or payments of dividends; or

•	any transaction from which the director derived an improper personal benefit.
These limitations of liability do not limit or eliminate our rights or any stockholder’s rights to seek non-monetary relief,
such as injunctive relief or rescission. These provisions will not alter a director’s liability under other laws, such as the federal securities laws or other state or federal laws. Our amended and restated certificate of incorporation also authorizes us to indemnify our officers, directors and other agents to the fullest extent permitted under Delaware law.

As permitted by Delaware law, our bylaws provide that:

•	we will indemnify our directors, officers, employees and other agents to the fullest extent permitted by law;

•	we must advance expenses to our directors and officers, and may advance expenses to our employees and other agents, in connection with a legal proceeding to the fullest extent permitted by law; and

•	the rights provided in our bylaws are not exclusive.
If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director or officer, then the liability of our directors or officers will be so eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our bylaws will also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our bylaws permit such indemnification. We have obtained such insurance.
In addition to the indemnification provided for in our certificate of incorporation and bylaws, we have entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements require us, among other things, to indemnify our directors and executive officers for some expenses, including attorneys’ fees, expenses, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of his service as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.
Related Person Transaction Policy
Our board of directors adopted a written related person transaction policy providing that transactions with our directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related person, must be approved by our audit committee. This policy became effective on August 6, 2020, the date our registration statement for our IPO became effective. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.
As appropriate for the circumstances, the audit committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar amount involved in the related person transaction;

•	the approximate dollar amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the related-party transaction; and

•
any other information regarding the related-party transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent public accounting firm is KPMG LLP, Boston, Massachusetts, United States, PCAOB Auditor ID 185.
The following table summarizes the fees that KPMG LLP, our Independent Registered Public Accounting Firm, billed to us for their audit and other services for the years ended December 31, 2021 and 2020, The audit fees include an estimate of amounts not yet billed.

	2021	2020
Audit fees (1)	$627,300	$1,773,900
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	1,780	1,780

Total fees	$629,080	$1,775,680

(1)
Audit fees consist of fees for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form
10-Q,
and services in connection with the Company’s initial public offering, including registration statements, responding to SEC comment letters, comfort letters and consents.

(2)
Audit-related fees consist of services that are reasonably related to the performance of the audit or review of our financial statements. There were no audit-related fees in fiscal years 2021 and 2020.

(3)	Tax fees consist of fees for tax compliance, advice and tax services. There were no tax fees in fiscal years 2021 and 2020.
(4)	All other fees consists of an annual subscription service to Accounting Research Online.
Audit Committee
Pre-Approval
Policy and Procedures
Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit
services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit
services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval
procedure described below.
From time to time, our audit committee may
pre-approve
specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval
details the particular service or type of services to be provided and the fee structure, which is also generally subject to a maximum dollar amount.
During our 2021 and 2020 fiscal years, no services were provided to us by KPMG LLP other than in accordance with the pre-approval
policies and procedures described above.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Consolidated Financial Statements and Schedules
Incorporated by reference from Item 8 of the Original Form
10-K.
(b) Exhibits
The exhibits required to be filed as part of this Form
10-K/A
are listed in the exhibit index below and are incorporated herein by reference.
(c) Financial Statement Schedules
None.
Exhibits
The following is a list of exhibits required by Item 601 of Regulation
S-K
filed as part of this Form
10-K/A.
For exhibits that previously have been filed, the Registrant incorporates those exhibits herein by reference. The exhibit index below includes the Form Type and Filing Date of the previous filing and the location of the exhibit in the previous filing which is being incorporated by reference herein.
EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of April 18, 2022, by and among the Registrant, Regeneron Pharmaceuticals, Inc., and Scandinavian Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39425) filed on April 19, 2022)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39425) filed on August 14, 2020)

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39425) filed on August 14, 2020)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10K (File No. 333-239932) filed on March 29, 2021)

10.1#	2015 Stock Option and Grant Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.2#	2020 Stock Option and Grant Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.4#	Separation Agreement and Release between Checkmate Pharmaceuticals, Inc. and Barry Labinger, dated as of October 27, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 333-239932) filed on October 27, 2021)

10.5#	Form of Indemnification Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.6#	Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.7#	Interim CEO Agreement between the Registrant and Alan Fuhrman, dated as of October 27, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 333-239932) filed on October 27, 2021)

10.8#†	Supply and Non-Exclusive License Agreement, effective as of May 6, 2021, by and between the Registrant and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 333-239932) filed on August 12, 2021)

10.9#	Employment Agreement between the Registrant and Art Krieg, dated April 8, 2020, as amended on August 2, 2020 (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.10#	Executive Employment Agreement by and between the Registrant and James Wooldridge, dated September 19, 2019, as amended on August 2, 2020 (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239932) filed on August 3, 2020)

10.11#	Executive Employment Agreement by and between the Registrant and Robert Dolski, dated January 4, 2021 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 333-39425) filed on January 5, 2021)

10.12 †	Supply and Non-Exclusive License Agreement, effective as of May 6, 2021, by and between the Registrant and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39425) filed on August 12, 2021)

10.13 †	Master Clinical Trial Collaboration Agreement by and between the Registrant and Bristol Myers Squibb Company, dated December 7, 2020 (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K (File No. 333-239932) filed on March 29, 2021)

10.14#	Executive Employment Agreement by and between the Registrant and Alan Bash, dated February 1, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 333-39425) filed on February 9, 2022)

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39425) filed on March 29, 2021)

23.1	Consent of KPMG LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39425) filed on March 30, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39425) filed on March 30, 2022)

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-39425) filed on March 30, 2022)

31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.4*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39425) filed on March 30, 2022)

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
†	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.
+
The certifications furnished in Exhibit 32.1 are deemed to be furnished with this Annual Report on Form
10-K
and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHECKMATE PHARMACEUTICALS, INC.

By:	/s/ Robert Dolski
Robert Dolski
Chief Financial Officer
Dated: April 29, 2022