Form 10-Q
period 2022-03-31
Checkmate Pharmaceuticals, Inc.
filed 2022-05-12
CIK 1651431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).     Yes  ☐    No  ☒
As of May 12, 2022, the registrant had 22,038,218 shares of common stock, $0.0001 par value per share outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

•
We entered into an Agreement and Plan of Merger (“Merger Agreement”) with Regeneron Pharmaceuticals, Inc. (“Parent”), and Scandinavian Acquisition Sub, Inc., a wholly owned subsidiary of Parent (“Purchaser”), pursuant to which and upon terms and conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company, with the Company as the surviving corporation and as a direct wholly owned subsidiary of Parent (the “Merger”), after which the Company will cease to be a stand-alone entity. The completion of the Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on us.

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
including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions, or the negative of these terms, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
These forward-looking statements include, among other things, statements about:

•	our ability to consummate the Merger and the timing of the closing of the Merger, including the satisfaction to conditions to closing of the Merger within the expected timeframe or at all;

•	the outcome of any legal proceedings that may be instituted against the parties and others related to the Merger Agreement;

•	the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement;

•	unanticipated difficulties or expenditures relating to the Merger,

•	the response of our collaborators or other parties to the announcement of the Merger;

•	the response of Company stockholders to the Merger Agreement;

•	our current expectations and anticipated results of operations;

•	our ability and need to raise additional funding and our ability to continue as a going concern;

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

•
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals, including any potential difficulties in employee retention as a result of the announcement and pendency of the Merger;

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
Item 1. Condensed Consolidated Financial Statements
CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$39,478	$50,675
Restricted cash	20	20
Short-term investments	20,555	20,192
Prepaid expenses and other current assets	2,057	3,075

Total current assets	62,110	73,962

Equipment, net	735	777
Other assets	4,099	4,099

Total assets	$66,944	$78,838

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,608	$3,385
Accrued expenses	8,334	5,994

Total current liabilities	11,942	9,379

Total liabilities	11,942	9,379
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 authorized as of March 31, 2022 and December 31, 202 1 ; 21,630,627 and 21,630,572 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	272,400	270,947
Accumulated other comprehensive gain (loss)	(57)	(14)
Accumulated deficit	(217,343)	(201,476)
Total stockholders’ equity	55,002	69,459
Total liabilities and stockholders’ equity	$66,944	$78,838

The

accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$11,648	$10,378
General and administrative	4,238	3,803

Total operating expenses	15,886	14,181

Loss from operations	(15,886)	(14,181)

Other income:
Interest income	19	53

Total other income	19	53

Net loss	$(15,867)	$(14,128)

Weighted-average common shares outstanding—basic and diluted	21,630,600	21,582,143

Net loss per share—basic and diluted	$(0.73)	$(0.65)

Comprehensive loss:
Net loss	$(15,867)	$(14,128)
Unrealized loss on available-for-sale investments	(43)	(9)

Comprehensive loss	$(15,910)	$(14,137)

The

accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2021	21,630,572	$2	$270,947	$(201,476)	$(14)	$69,459
Exercise of stock options	55	—	—	—	—	—
Stock-based compensation expense	—	—	1,453	—	—	1,453
Unrealized loss on available-for-sale investments	—	—	—	—	(43)	(43)
Net loss	—	—	—	(15,867)	—	(15,867)

Balance at March 31, 2022	21,630,627	$2	$272,400	$(217,343)	$(57)	$55,002

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balances at December 31, 2020	21,560,398	$2	$265,342	$(140,071)	$(74)	$(125,199)
Exercise of stock options	59,225	—	118	—	—	118
Stock-based compensation expense	—	—	1,216	—	—	1,216
Unrealized loss on available-for-sale investments	—	—	—	—	(9)	(9)
Net loss	—	—	—	(14,128)	—	(14,128)

Balance at March 31, 2021	21,619,623	$2	$266,676	$(154,129)	$(83)	$112,396

The

accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHECKMATE PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(15,867)	$(14,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,453	1,216
Depreciation	42	—
Amortization/accretion of investments	121	202
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,018	(1,033)
Accounts payable	223	(210)
Accrued expenses	2,340	(354)

Net cash used in operating activities	(10,670)	(14,307)

Cash flows from investing activities
Purchases of investments	(4,527)	(10,239)
Maturities of investments	4,000	20,500

Net cash provided by (used in) investing activities	(527)	10,261
Cash flows from financing activities
Proceeds from stock option exercises	—	118

Net cash provided by financing activities	—	118

Net decrease in cash, cash equivalents and restricted cash	(11,197)	(3,928)
Cash, cash equivalents and restricted cash at beginning of period	50,695	43,075

Cash, cash equivalents and restricted cash at end of period	$39,498	$39,147

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
Proposed Merger with Regeneron Pharmaceuticals, Inc.
On April 18, 2022, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Regeneron Pharmaceuticals, Inc., a New York corporation (“Parent”), and Scandinavian Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Purchaser filed a tender offer on May 2, 2022, (the “Offer”) to acquire all of the issued and outstanding shares of the common stock of the Company at a price per share of $10.50, to be paid to the seller in cash, without interest and subject to reduction for any applicable withholding of taxes required by applicable law. The Offer will initially remain open for 20 business days, subject to extension under certain circumstances. If successful, upon terms and conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company, with the Company as the surviving corporation and as a direct wholly owned subsidiary of Parent (the “Merger”), after which the Company will cease being a standalone entity. The Merger and related transactions are currently expected to close in mid-2022,
subject to the satisfaction or waiver of customary closing conditions. The Merger Agreement provides that the Company will be required to pay Parent a termination fee in the amount of $8.8 million if, among other reasons: (i) the Company elects to terminate the Merger Agreement in accordance therewith; (ii) the Company fails to include a favorable recommendation of the Board in the Schedule
14D-9
or in the preliminary proxy statement filed with the SEC related to the stockholder meeting approving and adopting the Merger Agreement; or (iii) the Merger Agreement is terminated by either the Company or Parent resulting from the failure of the parties to consummate the closing of the Merger in the timetable specified in the Merger Agreement.
Assuming successful completion of the Merger, the Company will incur approximately $10.0 million of closing costs to third-party advisors in accordance with contractual obligations tied to the successful closing of the transaction.
Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, the outcome of clinical trials, development by competitors of new therapeutics and technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the ongoing
COVID-19
global pandemic or future pandemics, including known and potential delays associated with its ongoing and anticipated trials and the Company’s ability to raise additional capital to finance its operations. We are also subject to risks related to the Merger, including our ability consummate the Merger and the timing of the closing of the Merger, the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the Merger will not occur; the outcome of any legal proceedings that may be instituted against the parties and others related to the Merger Agreement; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement; unanticipated difficulties or expenditures relating to the Merger, the response of our collaborators or other third parties to the announcement of the Merger, and/or potential difficulties in employee retention as a result of the announcement and pendency of the Merger; and the response of our stockholders to the Merger Agreement, If the Merger does not occur, there can be no assurance that we will be able to successfully raise sufficient additional capital or complete in a timely manner the development of, or receive regulatory approval for, any products developed, and if approved, that any products will be commercially viable. Any products resulting from the Company’s current research and development efforts will require significant additional research and development, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance reporting capabilities. The Company has not generated any revenues from the sale of any products to date. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Going Concern
Since

inception, the Company has incurred recurring losses and negative cash flows from operations. The Company expects to continue to generate operating losses for the foreseeable future. The Company has funded its operations primarily with proceeds from the sale of its common stock, convertible debt and redeemable convertible preferred stock. The Company’s cash, cash equivalents and available-for-sale
investments were $
60.1
 million as of March 31, 2022.
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update
(“ASU”) 2014-15,
 Disclosure of Uncertainties about an Entity’s Ability to Continue as
a
Going Concern (Subtopic
 205-40)
, management is required to assess the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company expects to seek additional funding to sustain its future operations through issuances of equity, licenses and other strategic collaborations. If the Company is unable to secure adequate additional funding, the Company may make reductions in certain expenditures. This may include delaying, reducing the scope of, suspending or eliminating one or more research and development or clinical programs.
As a result, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. If the Merger does not occur, the Company expects its existing cash, cash equivalents and available-for-sale
investments will be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2022. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
2 – S
UMMARY
OF
S
IGNIFICANT
A
CCOUNTING
P
OLICIES
The Company’s significant accounting policies are described in Note 3,
Summary of Significant Accounting Policies
, to the consolidated financial statements for the year ended December 31, 2021 in the Company’s 2021 Annual Report on Form
10-K.
There have been no material changes to the significant accounting policies during the three-month period ended March 31, 2022.
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
10-Q
and Article 10 of Regulation
S-X
of the Exchange Act. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form
10-K.
The Company’s financial information as of March 31, 2022, and for the three months ended March 31, 2022 and 2021 is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented. The balance sheet data as of December 31, 2021 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Use of estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
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
including transition relief for trouble debt restructuring, among other topics. The Company is currently evaluating the impact of this pronouncement on its condensed consolidated financial statements.
3 – I
NVESTMENTS
AND
F
AIR
V
ALUE
M
EASUREMENT
The following tables summarizes the amortized cost and estimated fair value of the Company’s investments, which are considered to be available-for-sale
investments as of March 31, 2022 and December 31, 2021.
As of March 31,
2022

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-term Investments	Investments, non-current
			(in thousands )

Corporate debt securities	$20,612	$—	$(57)	$20,555	$20,555	$—

As of December 31,
2021

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Short-term Investments	Investments, non-current
			(in thousands )

Corporate debt securities	$20,206	$—	$(14)	$20,192	$20,192	$—

At March 31, 2022 all
available-for-sale
investments had contractual maturities of one year or less, and there were no securities in the Company’s total investment portfolio that were in a continuous unrealized loss position for more than 12 months. The Company concluded that the net declines in market value of available-for-sale
securities were temporary in nature and did not consider any of investments to be other-than-temporarily impaired.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy that are measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money markets funds (included in cash equivalents)	$38,237	$—	$—	$38,237
Corporate debt securities	—	20,555	—	20,555

Total assets	$38,237	$20,555	$—	$58,792

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Money markets funds (included in cash equivalents)	$49,482	$—	$—	$49,482
Corporate debt securities	—	20,192	—	20,192

Total assets	$49,482	$20,192	$—	$69,674

Investments classified as Level 2 within the valuation hierarchy consist of corporate debt securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources.
4 – A
CCRUED
E
XPENSES
Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)

Payroll and employee related expenses	$1,849	$2,499
External research and development	5,938	3,291
Other accrued expenses	547	204

Total accrued expenses	$8,334	$5,994

5 – S
TOCK
-B
ASED
C
OMPENSATION
Total stock-based compensation expense was classified in the accompanying condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$731	$486
General and administrative	722	730

Total stock-based compensation expense	$1,453	$1,216

During

the three months ended March 31, 2022, the Company granted options with service-based vesting conditions for the purchase of
1,589,475
shares of common stock with a weighted average exercise price of $
2.41
per share and a weighted average grant-date fair value of $
1.70
per share.
6 – N
ET
L
OSS
P
ER
S
HARE
Because

the Company reports a net loss, basic and diluted net loss per share are the same for both years presented. All stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact. At March 31, 2022 and 2021, options to purchase common stock of
4,724,613
and
3,178,556
, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would have been antidilutive.
7 – C
OMMITMENTS
AND
C
ONTINGENCIES
Operating Lease
The Company has a
month-to-month
lease agreement for its corporate space in Cambridge, Massachusetts. Rent expense is recognized as incurred. Rent expense for each of the three months ended March 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively.
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
License Agreement
In
 June 2015, the Company entered into an exclusive license agreement with Cytos Biotechnology LTD (now Kuros Biosciences AG, or “Kuros”) as amended in August 2017 and as further amended in January 2018 (the “Kuros License Agreement”). Pursuant to the Kuros License Agreement, in return for payments made, the Company was granted an exclusive, royalty-bearing, sublicensable, worldwide license, under all of Kuros’ intellectual property rights, including any intellectual property rights arising during the term of the agreement, to commercially develop, manufacture, use, distribute, and sell certain therapeutic products, including vidutolimod, (the “Licensed Products”) for the diagnosis, treatment and prevention of all indications in humans and animals. Under the terms of the Kuros License Agreement, the Company is required to use commercially reasonable efforts to develop at least one Licensed Product. Under the Kuros License Agreement, the Company agreed to make payments to Kuros for each product that achieves certain development and regulatory milestones, including payments of up to $
56.0
 million for the Company’s current oncology programs. Through
March
31, 202
2
, the Company has incurred license fees and milestone payments totaling $
8.3

million,

including

$
6.0
 million in 2021. Cost incurred in 2021 relate
d
to: (i) a $
2.0
 million milestone payment in connection with the dosing of the first patient in the Phase 2/3 first-line melanoma trial for vidutolimod, which was recognized in the condensed consolidated statement of operations for the three months ended March 31, 2021 and (ii) a $
4.0
 million milestone payment in connection with the patient dosing in a Phase 2 trial of vidutolimod in combination with nivolumab for the treatment of patients with anti-PD-1
refractory melanoma and to potentially support a Biologics License Application (“BLA”) and marketing approval of vidutolimod, which was entirely recognized in the condensed consolidated statements of operations for the three months ended June 30, 2021.

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
10-Q
and our audited
consolidated
financial statements and related notes thereto for the year ended December
 31, 2021 included in our 2021 Annual Report on Form
10-K.
This discussion and analysis and other parts of this Quarterly Report on Form
10-Q
contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the “Risk Factors” section of this Quarterly Report on Form
10-Q
and in other filings with the SEC. Please also see the section entitled “Note Regarding Forward-Looking Statements” contained in the Quarterly Report on Form
10-Q.
Pending Transaction with Regeneron Pharmaceuticals, Inc.
On April 18, 2022, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Regeneron Pharmaceuticals, Inc., a New York corporation (“Parent”), and Scandinavian Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Purchaser filed a tender offer on May 2, 2022, (the “Offer”) to acquire all of the issued and outstanding shares of the common stock of the Company at a price per share of $10.50, to be paid to the seller in cash, without interest and subject to reduction for any applicable withholding of taxes required by applicable law. The Offer will initially remain open for 20 business days, subject to extension under certain circumstances. If successful, upon terms and conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company, with the Company as the surviving corporation and as a direct wholly owned subsidiary of Parent (the “Merger”), after which the Company will cease being a standalone entity.
The Merger and related transactions are currently expected to close in the mid-2022,
subject to the satisfaction or waiver of customary closing conditions. Additional information about the Merger and related transactions is set forth in our filings with the Securities and Exchange Commission (“SEC”).
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

We have incurred recurring losses and had negative operating cash flows since inception and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of vidutolimod or any other products we acquire or develop. Our net losses were $36.9 million and $61.4 million for the years ended December 31, 2020 and 2021, respectively, and $15.9 million for the three months ended March 31, 2022. We expect to continue to incur significant expenses and to increase operating losses for at least the next several years.
Going forward, if the Merger does not occur, we expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly as we:

•
conduct our current and any additional clinical trials of vidutolimod, including, among others, our current Phase 2 trial in anti-PD-1
refractory melanoma, our current randomized Phase 2/3 trial in first-line melanoma, our current Phase 2 proof of concept trial in head and neck squamous cell carcinoma, and our currently anticipated Phase 2 proof of concept trial with patient cohorts in anti-PD-1
naïve and
anti-PD-1
refractory CSCC and MCC;

•	conduct the necessary scale-up activities to support the potential commercialization of vidutolimod, if approved;

•	conduct research and preclinical development of any future product candidates;

•	hire additional clinical and scientific personnel to support our ongoing preclinical activities and clinical trials of vidutolimod and any other product candidates we choose to develop;

•	seek marketing approval for vidutolimod and any other product candidates that successfully complete clinical development;

•	acquire or in-license additional product candidates;

•	maintain compliance with applicable regulatory requirements;

•	maintain, expand, protect and enforce our intellectual property portfolio;

•	develop and expand our sales, marketing and distribution capabilities for vidutolimod and any other product candidates for which we obtain marketing approval;

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
As a result, if the Merger does not occur, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing and distribution or licensing arrangements. As a result, in the event the Merger and related transactions do not close and we remain a stand-alone company, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of vidutolimod or any of our future product candidates.
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
Risks and Uncertainties
We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, the outcome of clinical trials, development by competitors of new therapeutics and technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, ability to secure additional capital to fund operations, and risks associated with the ongoing COVID-19 global
pandemic or future pandemics, including known and potential additional delays associated with our ability to enroll our ongoing trials. We are also subject to risks related to the Merger, including our ability consummate the Merger and the timing of the closing of the Merger, the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the Merger will not occur; the outcome of any legal proceedings that may be instituted against the parties and others related to the Merger Agreement; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement; unanticipated difficulties or expenditures relating to the Merger, the response of our collaborators or other third parties to the announcement of the Merger, and/or potential difficulties in employee retention as a result of the announcement and pendency of the Merger; and the response of our stockholders to the Merger Agreement. If the Merger does not occur, there can be no assurance that we will be able to successfully raise sufficient additional capital or complete in a timely manner the development of, or receive regulatory approval for, any products developed, and if approved, that any products will be commercially viable. Any products resulting from our current research and development efforts will require significant additional research and development, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts will require significant amounts of additional capital, adequate personnel, infrastructure and extensive compliance reporting capabilities. We have not generated any revenues from the sale of any products to date. Even if our product development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales.
If the Merger does not occur, we will need to obtain significant additional funding and may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing agreements. If we are unable to obtain additional funding, we may be forced to delay, reduce or eliminate some or all of our research and development programs, which could adversely affect our business prospects, or we may be unable to continue operations. There is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
If the Merger does not occur, we believe that our existing cash, cash equivalents and available-for-sale
investments of $60.1 million as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. Because we do not have sufficient resources for our current operating plan, we require additional external sources of capital to complete our planned clinical programs for vidutolimod, including completing our ongoing clinical trials. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on
Form 10-Q.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the quarter ended March 31, 2022.
COVID-19
In March 2020 the World Health Organization declared the global novel coronavirus disease 2019
(“COVID-19”)
a pandemic. Despite progress with distribution and administration of vaccines,
COVID-19
and its effects continue to evolve, particularly in light of emerging variants, such as the Delta and Omicron variants. Although we have experienced some impact of the ongoing
COVID-19
pandemic on our business and operations, including delays in initiation of study sites and enrolling patients, we cannot currently predict the scope and severity of any potential business shutdowns or disruptions or the resulting impact on clinical trials as the pandemic evolves. Our clinical trials that commenced during the
COVID-19
pandemic have been and continue to be adversely affected by the
COVID-19
pandemic, resulting in patient enrollment delays. As a result, in December 2021, we revised our expectations with respect to the anticipated timing of clinical data milestones in our Phase 2 clinical trial in anti-PD-1 refractory
melanoma patients, our Phase 2/3 trial in first-line melanoma and our Phase 2 clinical trial in head and neck cancer. We are continuing to monitor the latest developments regarding the
COVID-19
pandemic, including the emergence of new and potentially more contagious strains of the virus, and the resulting impact on our ability to enroll our clinical trials. The financial impact of the
COVID-19
pandemic cannot be reasonably estimated at this time and the pandemic may continue to have a material adverse impact on our business, financial condition and results of operations.

Components of Our Results of Operations
Revenue
To date, we have not generated any revenue from any sources and do not expect to generate any revenue from the sale of products for the next several years. If the Merger does not occur and our development efforts for vidutolimod or any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales. However, we cannot predict whether, when, or to what extent we will generate revenue from the commercialization and sale of vidutolimod or any future product candidates as we may never succeed in obtaining regulatory approval for any of our product candidates. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements, however there can be no assurance that we will be able to enter into any license or collaboration agreements.
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
Research and development activities have been central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, if the Merger does not occur, we expect that our research and development expenses will continue to increase substantially over the next several years as we advance vidutolimod into later stages of clinical development toward potential regulatory approval, advance vidutolimod for additional indications, as well as conduct translational research efforts and other preclinical and clinical development, including submitting regulatory filings for any other product candidates we may acquire or develop. In addition to the expected increase in third-party costs, we expect our personnel costs, including costs associated with stock-based compensation, will also increase substantially in the future. In addition, if and as we advance vidutolimod into potentially registrational clinical trials and, subject to positive data and regulatory approvals, potentially commercialize vidutolimod, we expect to incur additional expenses from milestone and royalty payments related to the Kuros License Agreement.
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
If the Merger does occur, we anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support the continued advancement of vidutolimod toward potential commercialization and the future development of any other product candidates that we may pursue. Additionally, if we believe a regulatory approval of vidutolimod or any other product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations to market and sell that product candidate.

Interest Income
Interest income consists of interest earned on our cash, cash equivalent and available-for-sale
investments balances. We expect that our interest income will fluctuate based on prevailing interest rates, our ability to raise additional funds, as well as the amount of expenditures for our clinical development of vidutolimod and ongoing business operations
Income Taxes
There were no provisions for income taxes for the quarters ended March 31, 2021 and 2022 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.
Results of operations
Comparison of the quarters (“Q1”) ended March 31, 2022 and 2021
The following table summarizes our results of operations for the quarters ended March 31, 2022 and 2021:

	Quarters ended March 31,		Increase (Decrease)
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$11,648	$10,378	$1,270
General and administrative	4,238	3,803	435

Total operating expenses	15,886	14,181	1,705
Loss from operations	(15,886)	(14,181)	1,705
Interest income	19	53	(34)

Total other income	19	53	(34)

Net loss	$(15,867)	$(14,128)	$1,739

Research and Development Expenses
Research and development expenses were $11.6 million in Q1 2022 compared to $10.4 million in Q1 2021. The increase of approximately $1.3 million was primarily driven by increased clinical trial cost of $1.5 million on the Company’s ongoing clinical trials, increased personnel and consulting costs of $0.6 million, increased third-party spending on early stage research of $0.5 million, increased stock-based compensation costs of $0.3 million and recruiting costs of $0.1 million. These increases were partially offset by the impact of the $2.0 million milestone payment incurred and paid to Kuros in March 2021, which became payable upon initiating dosing of the first patient in a Phase 2 clinical trial and was expensed in Q1 2021, with no corresponding expense in Q1 2022.
General and Administrative Expenses
General and administrative expenses were $4.2 million in Q1 2022 compared to $3.8 million in Q1 2021. The increase of $0.4 million was primarily related to $0.3 million of professional fees incurred in Q1 2022 in connection with the aforementioned Merger and $0.2 million recruiting costs associated hiring a chief executive officer in March 2022.
Interest Income
Interest income was $19,000 for Q1 2022 compared to $0.1 million for Q1 2021. The quarter-over-quarter decrease reflects the lower investment balance in the 2022 period resulting from the funding of operational expenses.

Liquidity and capital resources
Overview
We have funded our operations to date primarily with proceeds from the sale of preferred stock, convertible debt and common stock. Since inception and through March 31, 2022, we have received net cash proceeds of $241.7 million from sales of our preferred stock, convertible debt and common stock.
On September 7, 2021, we filed a shelf registration statement on Form
S-3
(File
No. 333-259353),
which was declared effective by the SEC on September 15, 2021 (the “Shelf Registration Statement”). Under the Shelf Registration Statement, we may offer and sell, from time to time, various securities in an aggregate amount of up to $150 million. In connection with filing the Registration Statement, we entered into an Open Market Sale Agreement
SM
(the “2021 Sales Agreement”), with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering of up to $50.0 million through Jefferies as our sales agent. As of March 31, 2022, no shares of common stock have been sold and no net proceeds have been received by us pursuant to the 2021 Sales Agreement.
As of the date of this Quarterly Report on
Form 10-Q,
we have not generated any product sales. We do not know when, or if, we will generate revenue from product sales. We will not generate significant revenue from product sales unless and until we obtain regulatory approval and commercialize one of our current or future product candidates. Our primary uses of capital are, and, if the Merger does not occur, we expect will continue to be, compensation and related expenses, third-party clinical and contract manufacturing costs, legal and other regulatory expenses, and general overhead costs. We expect that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to risks in the development of our products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If the Merger does not occur, we expect that we will need substantial additional funding to support our continuing operations.
As of March 31, 2022, we had an accumulated deficit of $217.3 million. If the Merger does not occur, we anticipate operating losses to continue for the foreseeable future due to, among other things, costs related conducting clinical trials and our administrative organization. We would require substantial additional financing to fund our operations and to continue to execute our strategy, and we would pursue a range of options to secure additional capital.
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
We believe that our existing cash, cash equivalents, and investments of $60.1 million as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned clinical programs for vidutolimod, including completing our ongoing clinical trials. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on
Form 10-Q.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Quarter Ended March 31		Increase (Decrease)
	2022	2021
	( in thousands)
Net cash used in operating activities	$(10,670)	$(14,307)	$(3,637)
Net cash provided by (used in) investing activities	(527)	10,261	(10,788)
Net cash provided by financing activities	—	118	(118)

Net decrease in cash, cash equivalents and restricted cash	$(11,197)	$(3,928)	$7,269

Operating Activities
During Q1 2022, net cash used in operating activities was $10.7 million, resulting from our net loss of $15.9 million, offset by non-cash
charges of $1.6 million, a reduction in prepaid assets of $1.0 million due to the amortization of prepaid directors and officers insurance costs and an increase in accounts payables and accrued expenses of $2.6 million.
During Q1 2021, net cash used in operating activities was $14.3 million, resulting from our net loss of $14.1 million, an increase in prepaid assets of $1.0 million due to upfront payments associated with clinical trial initiations and reductions in accounts payables and accrued expenses of $0.6 million, which were partially offset by non-cash
charges of $1.4 million.
Investing Activities
Net cash used in investing activities of $0.5 million in Q1 2022 and provided by investing activities of $10.3 million in Q1 2021 reflect net purchases and maturities of available-for-sale
investments.
Financing Activities
There were no cash flows from financing activities in Q1 2022.
Net cash provided by financing activities in Q1 2021 was $0.1 million and consisted of proceeds from the exercise of stock options.
Funding Requirements
If the Merger does not occur, we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for vidutolimod and any other product candidates that we may develop or acquire in the future. The timing and amount of our operating expenditures will depend largely on:

•	our ability to complete the Merger and the timing thereof;

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

•	the cost and timing of the manufacture of additional clinical trial materials and the completion of commercial-scale outsourced manufacturing activities;

•	the costs and timing to seek and obtain regulatory approvals for any product candidates that successfully complete clinical trials;

•	the need to hire additional clinical, quality assurance, quality control and other scientific personnel;

•	the number and characteristics of product candidates that we develop or may in-license;

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
Pursuant to the Kuros License Agreement, we are required to make payments to Kuros for each product that achieves certain development and regulatory milestones. We may be obligated to make up to $56.0 million in milestone payments to Kuros related to vidutolimod. We are also required to pay royalties on sales of future products, if any. Through March 31, 2022, the Company has incurred license fees and milestone payments totaling $8.3 million, including $6.0 million in 2021. Cost incurred in 2021 relate to: (i) a $2.0 million milestone payment in connection with the dosing of the first patient in the Phase 2/3 first-line melanoma trial for vidutolimod, which was recognized in the condensed consolidated statement of operations for the three months ended March 31, 2021 and (ii) a $4.0 million milestone payment in connection with the dosing of a first patient in a Phase 2 trial of vidutolimod in combination with nivolumab for the treatment of patients with anti-PD-1
refractory melanoma and to potentially support a Biologics License Application (“BLA”) and marketing approval of vidutolimod, which was entirely recognized in the condensed consolidated statements of operations for the three months ended June 30, 2021. Future milestone payments will be due upon filing for regulatory approval in each of the United States, Europe and the Far East and for ultimate approval in each of those regions.
We do not currently have any long-term leases. We rent our office space in Cambridge, Massachusetts based on a month-to-month
license agreement with the landlord.
The Merger Agreement provides that we will be required to pay Parent a termination fee in the amount of $8.8 million if, among other reasons: (i) we elect to terminate the Merger Agreement in accordance therewith; (ii) we fail to include a favorable recommendation of the Board in the Schedule
14D-9
or in the preliminary proxy statement filed with the SEC related to the stockholder meeting approving and adopting the Merger Agreement; or (iii) the Merger Agreement is terminated by either us or Parent resulting from the failure of the parties to consummate the closing of the Merger in the timetable specified in the Merger Agreement.
Assuming successful completion of the Merger, we will incur approximately $10.0 million of closing costs to third-party advisors in accordance with contractual obligations tied to the successful closing of the transaction.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Use of Estimates” in our 2021 Annual Report on Form
10-K.
There have been no changes to the critical accounting policies during the quarter ended March 31, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk
We are exposed to market risk related to changes in interest rates. Our current investment policy is to maintain an investment portfolio consisting mainly of United States money market, government-secured, and high-grade corporate securities, directly or through managed funds, with maturities of twenty-four months or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the conservative nature of our investments, low prevailing market rates and relatively short effective maturities of debt instruments, interest rate risk is mitigated. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2022, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We do not own derivative financial instruments in our investment portfolio.

Foreign currency exchange risk
Our primary exposure to market risk is foreign exchange rate sensitivity to the British Pound. Foreign currency losses were neglectable in each of the quarters ended March 31, 2022 and 2021. These foreign currency transaction losses were recorded as a component of general and administrative expense in our condensed consolidated statements of operations. At March 31, 2022, an immediate 5% change in the British Pound exchange rate would not have a material effect on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations. Other than the risks under “Risks related to the pending transaction with Regeneron Pharmaceuticals”, the risk factors below generally assume we continue to operate as an independent company.
Risks related to the pending transaction with Regeneron Pharmaceuticals, Inc.
The completion of the Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on our business.
On April 18, 2022, we entered into the Merger Agreement with Parent and Purchaser and expect the Merger to close in mid-2022.
The completion of the Offer and the Merger is subject to a number of conditions, which make the completion and timing of the Merger uncertain. There can be no assurance that the conditions to the completion of the Offer or the Merger will be satisfied or waived, that the Offer and the Merger will be completed, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.
If the Merger is not consummated within the expected time frame or at all, we may be materially adversely affected as a company, including that the price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed and that we will have incurred significant costs in connection with the Merger, without having realized the benefits of the Merger.
The Merger will involve substantial costs to us and will require substantial management resources.
In connection with the consummation of the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, both the Offer and the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory and SEC filings and notices and other transaction-related costs, fees and expenses. Further, if the Merger Agreement is terminated under specified circumstances, we will be required to pay Parent a termination fee in the amount of $8.8 million. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur.
The pendency of the Merger could adversely affect our business, financial results or operations.
The pendency of the Merger could cause disruptions and create uncertainty surrounding our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is consummated, and could cause suppliers, collaborators and other counterparties to change existing business relationships. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our common stock.
We are also subject to restrictions on the conduct of our business prior to the consummation of the Offer and the Merger as provided in the Merger Agreement, including, among other things: restrictions on our ability to acquire other businesses and assets; sell, transfer or license our assets; make investments; repurchase or issue securities; pay dividends; make capital expenditures; amend our organizational documents; hire, promote, or terminate certain employees; and incur indebtedness. These restrictions could prevent or delay the pursuit of strategic corporate or business opportunities, result in our inability to respond effectively to competitive pressures, industry developments, developments relating to our suppliers, and future opportunities, and may as a result or otherwise have a significant negative impact on our business, results of operations and financial condition.

Any legal proceedings or governmental inquiries in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.
In connection with the Merger, plaintiffs may file lawsuits against us, Parent, Purchaser and/or the directors and officers of each company. In addition, we may face inquiries from governmental entities in connection with the Merger. The outcome of such litigation or governmental inquiry is uncertain. Such legal proceedings or governmental inquiries could also prevent or delay the completion of the Merger and result in additional costs and expenses to us.
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
We are not profitable, have never generated any revenue and have incurred losses in each period since our inception. For the years ended December 31, 2020 and 2021, we reported net losses of $36.9 million and $61.4 million, respectively, and a net loss of $15.9 million for the three months ended March 31, 2022. At March 31, 2022, we had an accumulated deficit of $217.3 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to conducting clinical trials and third-party contract manufacturing, and our administrative organization. If the Merger does not occur, we will require substantial additional financing to fund our operations and to continue to continue our ongoing clinical trials and execute our strategy, and we may pursue a range of options to secure additional capital. Given our cash position and our need to raise substantial additional financing, there is substantial doubt about our ability to continue as a going concern within one year after the date of filing this Quarterly Report on
Form 10-Q.
We are exploring various sources of funding including the issuance of additional equity to fund our operations, and we may pursue other sources of funding, such as debt financings, licensing arrangements and strategic collaborations. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing shareholders. If we raise additional funds through strategic collaborations, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or, grant licenses or other rights on terms that are not favorable to us. Because our current operating plan does not contain sufficient resources, we will require significant additional external sources of capital to complete the planned clinical program for vidutolimod. If we are unable to raise sufficient capital, we intend to curtail expenses contemplated by the current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the company.
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

There is substantial doubt regarding our ability to continue as a going concern. If the Merger does not occur, we will need to raise significant additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, reduce or terminate our product development efforts, including ongoing clinical trials, research, or other operations.
As of March 31, 2022 our cash, cash equivalents and marketable securities were $60.1 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our consolidated financial statements for the three months ended March 31, 2022 are issued and we need to raise significant amounts of additional funding to complete all of our ongoing trials and execute on our business plan. Financing may not be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, our efforts to raise additional capital may divert our management from their day-to-day
activities, which may adversely affect our ability to develop vidutolimod in a timely manner.
Based on our public float, as of the date of the filing of this Quarterly Report on Form
10-Q,
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
COVID-19
(the
“COVID-19
pandemic”) or otherwise;;

•	the timing of, and the costs involved in, obtaining regulatory and marketing approvals for vidutolimod and future product candidates if clinical trials are successful;

•	the success of existing or any future collaborations, including the BMS CTCSA and the Regeneron SNLA;

•	the cost of commercialization activities for any approved product, including marketing, sales and distribution costs;

•	the cost of manufacturing vidutolimod and future product candidates for clinical trials;

•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements, including the Kuros License Agreement

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and

•	the emergence, and regulatory approval, of competing cancer therapies and other adverse market developments.

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
We believe that our existing cash, cash equivalents and
available-for-sale
investments of $60.1 million as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. Because our current operating plan does not contain sufficient resources, we will require additional external sources of capital to complete the planned clinical programs for vidutolimod. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Because of the uncertainty in securing additional capital, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on
Form 10-Q.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder.
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
Identifying and qualifying patients to participate in clinical studies of vidutolimod and future product candidates is critical to our success. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing vidutolimod and future product candidates, and we have experienced and may continue to experience delays in our clinical trials if we encounter difficulties in enrollment or due to other unforeseen factors such as the impact of the ongoing
COVID-19
pandemic. For example, our clinical trials that commenced in 2020 have been adversely affected by the
COVID-19
pandemic, resulting in patient enrollment delays. As a result, in December 2021, we revised our expectations with respect to the anticipated timing of clinical data milestones in our Phase 2 clinical trial in anti-PD-1 refractory
melanoma patients, our Phase 2/3 trial in first-line melanoma and our Phase 2 clinical trial in head and neck cancer. Patient enrollment delays may continue, including as a result of the continuing emergence and identification of new
COVID-19
variants, and as a result, there can be no assurance that we will be able to report trial results even on our revised anticipated timelines and it is possible such anticipated timelines may have to be adjusted further. Further, we may not be able to initiate or continue clinical trials for vidutolimod and future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. For example, with respect to vidutolimod, we cannot be certain of the status of other competitive products in development, whether trial designs and sites for other similar products are more accessible for eligible patients or that we will be able to find enough qualified investigators and sites willing to participate in our trials. In addition, some of our competitors or potential competitors have ongoing clinical trials for product candidates that treat the same indications as vidutolimod, including product candidates that are administered by intravenous injection rather than intertumoral injection or are otherwise more convenient for patients, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
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
Any additional future negative impact the evolving
COVID-19
pandemic has on patient enrollment or treatment or the development of vidutolimod and future product candidates could cause additional, and potentially costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize vidutolimod and future product candidates, if approved, increase our operating expenses, and have a material adverse effect on our financial results. Since the beginning of the
COVID-19
pandemic, three vaccines for
COVID-19
have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The continued demand for vaccines as the need for boosters persists and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The
COVID-19
pandemic has also caused significant disruptions to the U.S. and global economies. This increased volatility and economic dislocation may make it more difficult for us to raise capital on favorable terms, or at all.
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
We may attempt to secure approval from the FDA through the use of the accelerated approval pathway by the FDA. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
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
Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval
inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g.,
for-cause
inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the
COVID-19
public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing
COVID-19
pandemic and may experience delays in their regulatory activities. Additionally, during the
COVID-19
public health emergency, the FDA has noted that it is working to ensure timely reviews of applications for medical products in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

•
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to HHS information related to physician (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain nonphysician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives);

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
As of March 31, 2022, we had 30 full-time employees and one part-time employee, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day
activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical or geographic expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of vidutolimod and future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize vidutolimod and future product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.
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
If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely consolidated financial statements could be impaired.
We are required to maintain internal controls over financial reporting. We must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form
10-K
filing for that year, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have not yet been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm will be required to provide an attestation report on our internal control over financial reporting. However, while we remain an emerging growth company, our independent registered public accounting firm will not be required to provide the attestation report.
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or we are unable to maintain proper and effective internal controls over financial reporting we may not be able to produce timely and accurate consolidated financial statements. As a result, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.
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
Our stock price is and is likely to continue to be highly volatile. Between January 1, 2022 and April 27, 2022, the trading price of our common stock ranged between a low sales price of $2.02 and a high sales price of $10.39. The stock market in general and the market for biopharmaceutical companies in particular have experienced periods of extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, a holder may not be able to sell our common stock at or above the price at which such holder acquired shares of our common stock. The market price for our common stock may be influenced by many factors, including:

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
As a relatively newly public company, we have been and if the Merger does not occur, will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. The Jumpstart Our Business Startups Act (“JOBS Act”) permits emerging growth companies and smaller reporting companies like us to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering (“IPO”). We intend to take advantage of this extended time period for compliance, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political and economic environment, and the high levels of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
As of December 31, 2021, we had U.S. federal NOL carryforwards of $169.3 million, including $138.0 million which have an indefinite carryforward period and $31.3 million which expire at various dates through 2037. As of December 31, 2021, we had state net operating loss carryforwards of $146.6 million which expire at various dates through 2041. As of December 31, 2021, we had federal and state research and development tax credit carryforwards of approximately $12.2 million available to reduce future tax liabilities, which begin to expire in 2031.
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

As of March 31, 2022, our cash, cash equivalents and
available-for-sale
investments were $60.1 million. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since March 31, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Given these uncertainties, we have concluded that there is substantial doubt concerning our ability to continue operations as a going concern. See “
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit, reduce or terminate our product development efforts or other operations.
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
Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. Moreover, on March 24, 2022, Utah’s governor signed the Utah Consumer Privacy Act, or UCPA, into law. The UCPA will take effect on December 31, 2023. Most recently, on April 28, the Connecticut state legislature passed “An Act Concerning Personal Data Privacy and Online Monitoring. Once signed by the, the Connecticut will take effect on July 1, 2023. While these new state laws incorporate many similar concepts, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
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
Many jurisdictions outside of Europe where we do business directly or through master resellers today and may seek to expand our business in the future, are also considering and/or have enacted comprehensive data protection legislation. These include Australia, Brazil, China, Japan, Mexico and Singapore. We also continue to see jurisdictions imposing data localization laws. For example, Russian laws require personal information of Russian citizens to be, among other data processing operations, initially collected, stored, and modified in Russia. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our products or services or prohibit us from continuing to offer services in those markets without significant additional costs.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The exhibits filed or furnished as part of this Quarterly Report on Form
10-Q
are set forth below.

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39425) filed on August 14, 2020).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39425) filed on August 14, 2020).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1(1)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith
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
Date: May 12, 2022

CHECKMATE PHARMACEUTICALS, INC.

By:	/s/ Alan Bash
Alan Bash
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Robert Dolski
Robert Dolski
Chief Financial Officer
(Principal Financial Officer)